Form 10-Q
period 2008-09-30
Yinlips Technology, Inc.
filed 2008-11-19
CIK 1403793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 000-52930

YINLIPS TECHNOLOGY, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-8057623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ROOM 2929-31, NANGUAN JIEJIA BUILDING
NO. 3037 SHEN SOUTH-MID ROAD, FUTIAN DISTRICT
SHENZHEN, GUANGDONG
PEOPLE’S REPUBLIC OF CHINA
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

(86) 755-2601-8046
(COMPANY’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, was 7,690,795 as of November 19, 2008.

YINLIPS TECHNOLOGY, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2008

INDEX

Part I	Financial Information			[__]

	Item 1.	Financial Statements		[__]

YINLIPS TECHNOLOGY, INC. (FORMERLY SRKP 17, INC.)

		a)	Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	[__]

		b)	Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 (Unaudited) and Cumulative from January 3, 2007 (inception) to September 30, 2008 (Unaudited)	[__]

		c)	Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (Unaudited) and Cumulative from January 3, 2007 (inception) to September 30, 2008 (Unaudited)	[__]

		d)	Statements of Changes in Stockholders’ Equity and Comprehensive Income for January 3, 2007 (inception) to December 31, 2007 and for the Nine Months Ended September 30, 2008	[__]

		e)	Notes to Financial Statements (Unaudited)	[__]

PODIUM TECHNOLOGY LIMITED

		a)	Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	[__]

		b)	Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2008 (Unaudited) and from July 3, 2007 (inception) to December 31, 2007	[__]

		c)	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 (Unaudited) and from July 3, 2007 (inception) to December 31, 2007 (Unaudited)	[__]

		d)	Notes to Condensed Consolidated Financial Statements (Unaudited)	[__]

YINLIPS DIGITAL TECHNOLOGY (SHENZHEN) CO., LTD.

		a)	Balance Sheets as of September 30, 2008 and 2007 (Unaudited) and December 31, 2007 and 2006	[__]

		b)	Statement of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 (Unaudited)	[__]

		c)	Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (Unaudited) and the Year Ended December 31, 2007 and 2006	[__]

		d)	Statement of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005 and for the Nine Months Ended September 30, 2008	[__]

		e)	Notes to Financial Statements (Unaudited)	[__]

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		[__]

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		[__]

	Item 4.	Controls and Procedures		[__]

Part II	Other Information			[__]

	Item 1.	Legal Proceedings		[__]

	Item 1A.	Risk Factors		[__]

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds		[__]

	Item 3.	Default Upon Senior Securities		[__]

	Item 4.	Submission of Matters to a Vote of Security Holders		[__]

	Item 5.	Other Information		[__]

	Item 6.	Exhibits		[__]

Signatures				[__]

Part I. Financial Information

Item 1. Financial Statements

YINLIPS TECHNOLOGY, INC.
(Formerly SRKP 17, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,872	$869

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to Stockholders	$47,500	$32,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued
Common stock, $.0001 par value, 100,000,000 shares authorized, 7,096,930 shares issued and outstanding	710	710
Additional Paid in Capital	6,790	6,790
(Deficit) accumulated during development stage	(53,129)	(39,131)
Total Stockholders’ Equity (Deficit)	(45,629)	(31,131)
Total Liabilities & Shareholders' Equity	$1,872	$869

The accompanying notes are an integral part of these financial statements.

3

YINLIPS TECHNOLOGY, INC.
(Formerly SRKP 17, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended	For the period January 3, 2007 (Inception) to	Cumulative from January 3, 2007 (Inception) to
	September 30,		September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	$-	$-	$-	$-
EXPENSES	689	3,535	13,998	18,972	53,129
NET (LOSS)	$(689)	$(3,535)	$(13,998)	$(18,972)	$(53,129)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,096,390	7,096,390	7,096,390	7,096,390

The accompanying notes are an integral part of these financial statements.

YINLIPS TECHNOLOGY, INC.
(Formerly SRKP 17, Inc.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For Nine Months Ended	For the period January 3, 2007 (Inception) to	Cumulative from January 3, 2007 (Inception) to
	September 30,	September 30,	September 30,
	2008 (Unaudited)	2007 (Unaudited)	2008 (Unaudited)
CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(13,998)	$(18,972)	$(53,129)
Increase in accrued expense		1,060
Net Cash (Used) by Operating Activities	(13,998)	(17,912)	(53,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Stockholders	15,000	22,500	47,500
Warrants issued for cash		2,500	2,500
Common stock issued for cash		5,000	5,000
Net Cash Provided by Financing Activities	15,000	30,000	55,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,003	12,088	1,872
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	869
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,872	$12,088	$1,872

The accompanying notes are an integral part of these financial statements.

YINLIPS TECHNOLOGY, INC.
(Formerly SRKP 17, Inc.)
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
January 3, 2007 to December 31, 2007 and January, 2008 to September 30, 2008 (UNAUDITED)

				(Deficit)
				Accumulated	Total
			Additional	During	Stockholders’
	Common Stock		Paid	Development	Equity
	Shares	Amount	in Capital	Stage	(Deficit)

Balances, January 3, 2007

Sale of common stock on January 3, 2007 at $.0007046 per share	7,096,390	$710	$4,290	$-	$5,000
Sale of warrants on January 3, 2007 at $.0003523 per warrant			2,500		2,500
Net (loss)				(39,131)	(39,131)
Balances, December 31, 2007	7,096,390	710	6,790	(39,131)	(31,631)
Net income for nine months
ended September 30, 2008				(13,998)	(13,998)
Balances, September 30, 2008	7,096,390	$710	$6,790	$(53,129)	$(45,629)

The accompanying notes are an integral part of these financial statements.

YINLIPS TECHNOLOGY, INC.
(Formerly SRKP 17, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Amounts and disclosures at and for the nine months ended September 30, 2008 are unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
Yinlips Technology, Inc. (the “Company”), formerly known as SRKP 17, Inc., a development stage company, was incorporated under the laws of the State of Delaware on December 7, 2006. There was no activity during 2006 and no equity was issued. The common stock of the Company was sold and issued on January 3, 2007 and as such has been used as the date of inception for the Company. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

The Company filed a Form 10-SB registration statement with the Securities and Exchange Commission (SEC) pursuant to Section 12(g) of the Securities Exchange Act of 1934. The registration statement has been declared effective as of January 25, 2008.

On October 20, 2008, the Company changed its name from SRKP 17, Inc. to Yinlips Technology, Inc. pursuant to a business acquisition.

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

Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles.

In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operating , and cash flow of the Company for interim periods presented.

The results for the period ended September 30, 2008 are not necessarily indicative of the results of operation for the full year. The financial statement and related footnotes should be read in conjunction with the financial statement and footnotes thereto included in the Company’s Form 10-KSB filed with Securities and Exchange Commission for the period ended December 31, 2007.

YINLIPS TECHNOLOGY, INC.
(Formerly SRKP 17, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Amounts and disclosures at and for the nine months ended September 30, 2008 are unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At September 30, 2008 and 2007, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

YINLIPS TECHNOLOGY, INC.
(Formerly SRKP 17, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Amounts and disclosures at and for the nine months ended September 30, 2008 are unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

YINLIPS TECHNOLOGY, INC.
(Formerly SRKP 17, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Amounts and disclosures at and for the nine months ended September 30, 2008 are unaudited)

NOTE 5 -SUBSEQUENT EVENTS

Business Combinations
On October 17, 2008, the Company completed the acquisition of the common shares and warrants to purchase 300,000 shares of Podium Technology Limited (“Podium”) pursuant to a Share and Warrant Exchange Agreement. In consideration, the Company will issue an aggregate of 65,795 shares of the Company’s common stock, $0.0001 par value and warrants to purchase 300,000 shares of the Company to the shareholders of Podium. As a result of this transaction, the Podium became a wholly-owned subsidiary of the Company. Podium owns 100% of Yinlips Digital Technology (Shenzhen) Co., Ltd. (“Shenzhen Yinlips”), which was established in 2001, and is a Chinese hi-tech company. Shenzhen Yinlips’ business includes design, manufacture, and marketing of CRTs, LCDs, and a series of portable digital devices, including portable DVDs, Palm PCs, MP3s, MP4s, PMPs, MP4+Games, game cards, and digital photo frames.

Common Stock Purchase and Share and Warrant Cancellation
On November 14, 2008, the Company entered into a Common Stock Purchase Agreement with Zhao Zifeng, its Chief Executive Officer and Chairman of the Board, whereby Mr. Zhao purchased and the Company issued 6,500,000 shares of the Company’s common stock at a purchase price of $0.415 per share.

Pursuant to that certain Share and Warrant Cancellation Agreement dated as of October 17, 2008 by and between the Company and the shareholders and warrantholders of the Company prior to the share and warrant exchange transaction that closed on October 17, such shareholders to be known as the “Shareholders,” each of the Shareholders agreed to cancel 0.91867 shares of common stock and warrants to purchase 0.98943 shares of common stock held by each of them for each one (1) share of common stock purchased by Mr. Zhao pursuant to the Purchase Agreement. Accordingly, in connection with the purchase of the Shares by Mr. Zhao pursuant to the Purchase Agreement described above, the Company cancelled an aggregate of 5,971,390 shares of common stock and warrants to purchase 6,431,299 shares of common stock held by the Shareholders (the “Share and Warrant Cancellation”).

Upon the completion of the Share Purchase and Share and Warrant Cancellation, Mr. Zhao currently owns approximately 53.4% of the Company’s issued and outstanding voting securities (which includes the shares of Series A Convertible Preferred Stock).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to a discussion of the financial condition and results of operations of Yinlips Technology, Inc. (the “Company”) and its wholly-owned subsidiary Podium Technology Limited, a company organized under the laws of the British Virgin Islands (“Podium”), and its wholly-owned subsidiary Yinlips Digital Technology (Shenzhen) Co., Ltd., a company organized under the laws of the People’s Republic of China (“Shenzhen Yinlips”). This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with its financial statements and the related notes, and the other financial information included in this information statement.

Forward-Looking Statements

This report contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

SRKP 17, INC.

Plan of Operations

SRKP 17, Inc. incurred a net loss of $689 and $13,998 for the three months and nine months ended September 30, 2008, respectively, and $3,535 and $18,972 for the corresponding periods in 2007, respectively.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. See below at “Management’s Discussion and Analysis of Financial Condition and Results of Operations—YINLIPS TECHNOLOGY, INC.” for information regarding the share and warrant exchange transaction which closed on October 17, 2008.

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $1,872 consisting exclusively of cash.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from December 7, 2006 (inception) to September 30, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

YINLIPS TECHNOLOGY, INC.

Overview

We engage in the development, production and sales of portable electronic products such as Micro PCs, HD hard disk multimedia players, MP6s, MP5s, MP4s with gaming features, MP3s and digital photo frames. Our digital products have a solid reputation and established brand name in the PRC and abroad.

We sell our products to wholesalers and distributors of electronic products. For export sales and ODM production, we produce based on customer demand and orders. For products with our own brand names, customers generally do not provide us with any long-term commitments. As a result it is necessary for us to estimate, based in part on non-binding estimates by our customers and potential customers, the requirements for our products. In addition, in some instances, we develop products based on anticipated customer demand with no assurance that we will receive the anticipated orders. To the extent that we do not receive the anticipated orders or that our customers require products in greater quantities than anticipated, our revenue and margins will be affected.

A small number of customers account for a very significant percentage of our revenue. For nine months ended September 30, 2008, we had eight customers that each accounted for at least 5% of the revenues that we generated. These eight customers accounted for a total of approximately 64% of our revenue for that period. During the year ended December 31, 2007, we had three customers that generated revenues of at least 5% of our revenues. These three customers accounted for a total of approximately 18.56% of our revenue for the year ended December 31, 2007. For the year ended December 31, 2006, we had four customers that accounted for at least 5% of revenue, and these four customers accounted for approximately 24.31% of our revenue. Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income. We have long term supply contracts with stable supply source. This practice reduces our risk on shortage of raw material supply. But any future purchase price fluctuations will affect our production costs and gross margin

Recent Events

On September 22, 2008, SRKP 17, Inc., a Delaware corporation (“SRKP 17”), entered into a share and warrant exchange agreement (the “Exchange Agreement”), with Podium Technology Limited, a company organized in the British Virgin Islands (“Podium”), and the sole shareholder and all of the warrantholders of Podium, pursuant to which the shareholder would transfer all of the issued and outstanding shares of Podium to SRKP 17 in exchange for 65,795 shares of SRKP 17’s common stock and the warrantholders would transfer all of the issued and outstanding warrants of Podium to SRKP 17 in exchange for warrants to purchase 300,000 shares of our common stock at an exercise price of $1.10 per share (the “Exchange”). On October 17, 2008, the Exchange closed and Podium became a wholly-owned subsidiary of SRKP 17, which immediately changed its name to “Yinlips Technology, Inc.” A total of 65,795 shares and 300,000 warrants were issued to the former shareholder and warrantholders of Podium, respectively.

In addition, on October 31, 2008, we closed a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 4,473,583 shares of Series A Convertible Preferred Stock at $1.10 per share. As a result, we received gross proceeds in the amount of approximately $4.9 million.

On November 14, 2008, Zhao Zifeng, our Chief Executive Officer and Chairman of the Board, purchased 6,500,000 shares of our common stock at a per share purchase price of $0.415 (the “Purchase Right”). Each of the shareholders and warrantholders of SRKP 17 prior to the Exchange agreed to cancel 0.91867 shares of common stock and warrants to purchase 0.98943 shares of common stock held by each of them for each one (1) share of common stock purchased by Mr. Zhao pursuant to the Purchase Right (the “SRKP 17 Share and Warrant Cancellation”). As a result of the Purchase Right and SRKP 17 Share and Warrant Cancellation, we cancelled an aggregate of 5,971,390 shares of common stock and warrants to purchase 6,431,299 shares of common stock held by certain of our stockholders and warrantholders prior to the Exchange and Mr. Zhao owns approximately 53.43% of our outstanding common stock (assuming the conversion of the maximum number of shares of Series A Convertible Preferred Stock).

Our BVI subsidiary, Podium, was owned by a non-PRC individual. Podium obtained all the equity interests of Yinlips Digital Technology (Shenzhen) Co., Ltd., a company organized in the People’s Republic of China (“Shenzhen Yinlips”), further to an Equity Transfer Agreement dated December 28, 2007 (the “Original Equity Agreement”) by and among Podium, Zhao Zifeng, our Chief Executive Officer and Chairman of the Board, and Zhang Weiqiang. The Original Equity Agreement was amended and restated in September 2008 (the “Restated Equity Agreement”) to increase the total purchase price of the equity interests of Shenzhen Yinlips to RMB 19,200,000.

See “Risk Factors” beginning on [__] below for a more complete description of the aforementioned restructuring and risks associated therewith.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believes to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Revenue recognition. We recognize revenue from the sales of products. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectivity is reasonably assured. Sales revenue is presented net of value added tax (VAT), sales rebates and returns. No return allowance is made as product returns are insignificant based on historical experience.

Allowance for doubtful accounts. In estimating the collectability of accounts receivable we analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or uses difference estimates. Our accounts receivable represent a significant portion of our current assets and total assets. Our realization on accounts receivable, expressed in terms of United States dollars may be affected by fluctuations in currency rates since the customer ’ s currency is frequently a currency other than United States dollars.

Inventories. Inventories comprise raw materials and finished goods are stated at the lower of cost or market. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.

Taxation. Under the tax laws of PRC, Shenzhen Yinlips has had tax advantages granted by local government for corporate income taxes and sales taxes commencing from the establishment of the Company.   As a manufacturing enterprise established in Shenzhen, PRC, the Company was entitled to a preferential Enterprise Income Tax (”EIT”) rate, 15%. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. Since 2008, the local government has increased the EIT rate from 15% to 18%. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Recently Issued Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent ’ s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have adopted SFAS No. 141R on our consolidated financial statements and footnote disclosures.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” . The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity ’ s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation had no impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to our financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We have not elected the fair value option for any assets or liabilities under SFAS 159.

Results of Operations

The following table sets forth our statements of operations for the three months and nine months ended September 30, 2008 and 2007 in U.S. dollars (unaudited):

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Sales	$5,509,358	$5,033,171	$17,829,169	$14,305,912
Cost of goods sold	(4,244,747)	(4,062,013)	(13,865,754)	(11,607,047)
Gross Profit	1,264,612	971,157	3,963,416	2,698,864

Selling expenses	144,176	112,943	469,995	325,439
Other general and administrative	93,578	63,693	411,118	137,536
Research and development	246,521	216,078	716,818	640,929
Depreciation of property, plant and equipment	19,291	15,046	56,726	44,503
Total operating expenses	503,567	407,759	1,654,656	1,148,406
Income from operations	761,044	563,399	2,308,759	1,550,458

Other income (expenses)
Interest income (expense), net	531	523	1,256	1,793
Penalty on renovation contract	(459)		(43,011)
Other income (expense), net	(36)	(89)		50
Total other income (expenses)	36	435	(41,755)	1,844

Income before income taxes	761,080	563,834	2,267,004	1,552,302
Income taxes	(122,929)	(84,575)	(399,554)	(232,845)

Net income	638,152	479,258	1,867,451	1,319,456

Other Comprehensive Income:
Foreign currency translation adjustment	15,035	49,616	366,492	119,254
Comprehensive Income	$653,187	$528,874	$2,233,943	$1,438,710

Three Months Ended September 30, 2008 and 2007

Revenues, which consist of sales of our products, were $5,509,358 for the three months ended September 30, 2008, an increase of $476,188, or 9.46%, compared to $5,033,171 for the same period in 2007. The increase in revenue was attributed mainly to the increased demand for our products.

In the past, we have relied on sales to original equipment manufacturers (ODMs) for a significant portion of our revenues. ODM sales accounted for 60% of our revenues for the three months ended September 30, 3008 and sales of products with our own brand accounted for 40% of our revenues for the same period. We have increased our focus on and investment of resources in sales of our own brand which we believe will help decrease any reliance on ODM sales.

Cost of sales, which include raw material, labor and manufacturing overhead, were $4,244,747 for the three months ended September 30, 2008, an increase of $182,734, or 4.50%, compared to $4,062,013 for the same period in 2007. This increase in cost of sales was caused by the increase in the sales of our products. As a percentage of revenues, cost of sales for the three months ended September 30, 2008 and 2007 were 77.05% and 80.70%, respectively.

Gross profit for the three months ended September 30, 2008 was $1,264,612, or 22.95% of revenues, compared to $971,157, or 19.30% of revenues, for the comparable period in 2007. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are a factor of cost of sales, product mix and product demand. The increase in our gross profit margin for the three months ended September 30, 2008 is primarily due to the increase of sales and the decrease in the price of raw materials.

Various factors may impact our company’s performance in different ways. For example, the average selling price for certain of our existing products, such as MP3 players, is declining. By upgrading our products, adding functionality, and improving technological specifications, we can increase the value of such products and the resulting product price. This can help compensate for losses associated with decreasing prices for products with simple functions and can help increase our revenue and gross profit.

Also, gross profits and sales of more sophisticated products such as Micro PCs, HP hard disk multimedia players, MP6s and MP5s are currently higher due to higher price command for these products. As our sales mix shifts towards increasing sales of products such as these, our gross margins and profitability should be positively affected.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $144,176 for the three months ended September 30, 2008, an increase of $31,233, or 27.65%, compared to $112,943 for the same period in 2007. The increase was primarily due to the increase in advertising expenses and the payment of sales commissions.

Research and development expenses, which were approximately $246,521 for the three months ended September 30, 2008, an increase of approximately $30,443, or 14.09%, compared to $216,078 million for the same period in 2007. The increase was primarily due to the development of new products . We expect research and development expenses to increase as a result of increasing efforts to develop more sophisticated technology products.

General and administrative expenses, which include wage, benefit, bad debts, utility, consulting, professional fees, various taxes and levies and other expenses, were $93,578 for the three months ended September 30, 2008, an increase of $29,885, or 46.92%, compared to $63,693 for the same period in 2007. The increase was primarily a result of an increase in professional service fees and wages. We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

We do not have loans and therefore, we do not pay any interest.

Income tax provisions for the three months ended September 30, 2008 were approximately $122,929, as compared to approximately $84,575 for the three months ended September 30, 2007. Shenzhen Yinlips is registered in the PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing in 2001. Our effective income tax rates for the three months ended September 30, 2008 and September 30, 2007 were 18% and 15%, respectively. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to an enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

We had net income of $638,152 for the three months ended September 30, 2008, an increase of $158,894, or 33.15%, compared to $479,258 for the same period in 2007.

Nine Months Ended September 30, 2008 and 2007

Revenues, which consist of sales of our products, were $17,829,169 for the nine months ended September 30, 2008, an increase of $3,523,258, or 24.63%, compared to $14,305,912 for the same period in 2007. The increase in revenue was attributed mainly to the increased sales of our products.

In the past, we have relied on sales to original equipment manufacturers (ODMs) for a significant portion of our revenues. ODM sales accounted for 60% of our revenues for the nine months ended September 30, 3008 and sales of products with our own brand accounted for 40% of our revenues for the same period. We have increased our focus on and investment of resources in sales of our own brand which we believe will help decrease any reliance on ODM sales.

Cost of sales, which include raw material, labor and manufacturing overhead, were $13,865,754 for the nine months ended September 30, 2008, an increase of $2,258,707, or 19.46%, compared to $11,607,047 for the same period in 2007. This increase in cost of sales was caused by the increase of sales of our products. As a percentage of revenues, cost of sales for the nine months ended September 30, 2008 and 2007 were 77.77% and 81.13%, respectively.

Gross profit for the nine months ended September 30, 2008 was $ 3,963,416, or 22.23% of revenues, compared to $2,698,864, or 18.87% of revenues, for the comparable period in 2007. Management considers gross profit to be a key performance indicator in managing our business. Gross profit margins are a factor of cost of sales, product mix and product demand. The increase in our gross profit margin for the nine months ended September 30, 2008 is primarily due to the increase of sales and the decrease in the price of raw materials.

Various factors may impact our company’s performance in different ways. For example, the average selling price for certain of our existing products, such as MP3 players, is declining. By upgrading our products, adding functionality, and improving technological specifications, we can increase the value of such products and the resulting product price. This can help compensate for losses associated with decreasing prices for products with simple functions and can help increase our revenue and gross profit.

Also, gross profits and sales of more sophisticated products such as Micro PCs, HP hard disk multimedia players, MP6s and MP5s are currently higher due to higher price command for these products. As our sales mix shifts towards increasing sales of products such as these, our gross margins and profitability should be positively affected.

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $469,995 for the nine months ended September 30, 2008, an increase of $144,556, or 44.42%, compared to $325,439 for the same period in 2007. The increase was primarily due to the increase in advertising expenses and the payment of sales commissions.

Research and development expenses, which were approximately $716,818 for the nine months ended September 30, 2008, an increase of approximately $75,889, or 11.84%, compared to $640,929 for the same period in 2007. The increase was primarily due to the development of new products. We expect research and development expenses to increase as a result of increasing efforts to develop more sophisticated technology products.

General and administrative expenses, which include wage, benefit, bad debts, utility, consulting, professional fees, various taxes and levies and other expenses, were $411,118 for the nine months ended September 30, 2008, an increase of $273,582, or 198.92%, compared to $137,536 for the same period in 2007. The increase was primarily a result of an increase in professional service fees and wages. We expect our general and administrative expenses to increase as a result of professional fees incurred as a result of being a publicly reporting company in the United States.

We do not have loans and therefore, we do not pay any interest.

Income tax provisions for the nine months ended September 30, 2008 were approximately $399,554, as compared to approximately $232,845 for the nine months ended September 30, 2007. Shenzhen Yinlips is registered in the PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing in 2001. Our effective income tax rates for the nine months ended September 30, 2008 and September 30, 2007 were 18% and 15%, respectively. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to an enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

We had net income of $1,867,451 for the nine months ended September 30, 2008, an increase of $ 547,995, or 41.53%, compared to $1,319,456 for the same period in 2007.

Liquidity and Capital Resources

We had working capital of approximately $5,481,193, $2,251,750, $3,374,135 and $926,564 as at September 30, 2008 and 2007 and as of December 31, 2007 and 2006, respectively. The increase of working capital was largely caused by an increase in accounts receivable and inventory.

Our accounts receivable has been an increasingly significant portion of our current assets, representing $4,738,661, $1,731,120, $2,020,275 and $1,479,870, or 60.26%, 41.08%, 39.19%, and 60.19% of current assets, as at September 30, 2008 and 2007 and as of December 31, 2007 and 2006, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

We provide our major customers with payment terms ranging from 30 to 90 days. Additionally, our production lead time is approximately three weeks, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials and work in process and finished goods inventory on hand to ensure timely delivery of our products to our customers. We typically offer certain of our customers 30 to 90 days credit terms for payment. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operation.

As of September 30, 2008, inventories amounted to $2,728,223, compared to $1,039,026 at September 30, 2007. As of December 31, 2007, inventories amounted to $1,622,372, compared to $955,021 as of December 31, 2006. As sales volume increases 32.86% semi-annually in 2008 and 50% annually in 2007, inventories increase accordingly. We keep certain reserve amounts of raw materials in our inventories and engage in long-term agreements with certain suppliers to assure minimum additional expense from any condition of rising prices and shortages of raw materials used to manufacture our products.

As of September 30, 2008, accounts receivable amounted to $4,738,661, compared to $1,731,120 at September 30, 2007. As of December 31, 2007, accounts receivable amounted to $2,020,275, compared to $1,479,870 as of December 31, 2006. As our sales volume increases, accounts receivable increases accordingly.

As of September 30, 2008, accounts payable and accrued liabilities amounted to $1,156,428, compared to $1,504,683 at September 30, 2007. As of December 31, 2007, accounts payable and accrued liabilities amounted to $1,120,591, compared to $ 1,097,725 as of December 31, 2006. The increase in accounts payable and accrued liabilities compared to end of last year is due to the increase in payables to our suppliers.

As of September 30, 2008, various taxes payable amounted to $54,267, compared to $ 61,434 at September 30, 2007. As of December 31, 2007, various taxes payable amounted to $81,277, compared to $55,835 as of December 31, 2006. The decrease in various taxes payable is due to the decrease in VAT which was caused by the increase in our purchases.

As of September 30, 2008, wages payable amounted to $523,288, compared to $305,221 at September 30, 2007. As of December 31, 2007, wages payable amounted to $368,594, compared to $184,175 as of December 31, 2006. The increase in wages payable is due to an increase in the number of employees and an increase in wages.

As of September 30, 2008, corporate taxes payable amounted to $129,749, compared to $91,011 at September 30, 2007. As of December 31, 2007, corporate taxes payable amounted to $195,041, compared to $184,511 as of December 31, 2006. The increase in corporate taxes payable is due to the increase in our income.

On October 31, 2008, upon the closing of a private placement, we received gross proceeds of approximately $4.9 million in a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 4,473,583 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) at $1.10 per share. We agreed to file a registration statement covering the common stock underlying the Series A Preferred Stock sold in the Private Placement within 60 days of the closing of the Exchange pursuant to the subscription agreement with each investor. For its services as placement agent, the placement agent received an aggregate commission equal to 9% of the gross proceeds from the financing, in addition to a $90,000 success fee for the Exchange, for an aggregate fee of $533,000.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $6,400 and $4,700 for the years ended December 31, 2007 and 2006, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

The ability of Shenzhen Yinlips to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance. A majority of our revenue being earned and currency received are denominated in RMB, which is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars. Accordingly, Shenzhen Yinlips’ funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

Net cash used in operating activities was $615,525 for the nine months ended September 30, 2008, compared to net cash provided by operations of $77,435 for the nine months ended September 30, 2007. The $538,089 increase was primarily due to the increase in accounts receivable and inventory. Net cash used in operating activities was $48,314 for the year ended December 31, 2007, compared to net cash provided by operations of $891,120 for the year ended December 31, 2006. The $842,807 decrease was primarily due to the refundable purchase price paid which was advanced for a business cooperation.

Net cash used in investing activities amounted to approximately $172,730 for the nine months ended September 30, 2008, compared to net cash used in investing activities of $151,230 for the nine months ended September 30, 2007. The change was due to the purchase of models and equipment for manufacturing. Net cash used in investing activities amounted to approximately $209,275 for the year ended December 31, 2007, compared to net cash used in investing activities of $906,717 for the year ended December 31, 2006. The change was due to the decrease in purchases of property and equipment.

Net cash provided by financing activities amounted to $518,625 for the nine months ended September 30, 2008, compared to net cash used by financing activities of $7,913 for the nine months ended September 30, 2007. The increase of cash provided was primarily a result of the loan from Podium. Net cash used by financing activities amounted to $7,913 for the year ended December 31, 2007, compared to net cash used in financing activities of $2,518 for the year ended December 31, 2006. The increase of cash used was primarily a result of payments due to employees.

Our ability to maintain sufficient liquidity depends partially on our ability to achieve anticipated levels of revenue, while continuing to control costs. If we did not have sufficient available cash, we would have to seek additional debt or equity financing through other external sources, which may not be available on acceptable terms, or at all. Failure to maintain financing arrangements on acceptable terms would have a material adverse effect on our business, results of operations and financial condition.

Seasonality

Sales of our products are somewhat seasonal due to consumer spending patterns, which tend to result in significantly stronger sales in our third and fourth fiscal quarters, especially as a result of the holiday season. This pattern will probably not change significantly in the future. Although we believe that the seasonality of our business is based primarily on the timing of consumer demand for our products, fluctuations in operating results can also result from other factors affecting us and our competitors, including new product developments or introductions, availability of products for resale, competitive pricing pressures, changes in product mix, pricing and product reviews and other media coverage.

Off-Balance Sheet Arrangements

We have no material off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during the second quarter of the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Please see Item 5 of Part II for a discussion of our internal control over financial reporting subsequent to the closing of the Share Exchange.

Part II. Other Information

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

SRKP 17, INC.

For a discussion of the risk factors related to SRKP 17, Inc., please refer to the Annual Report for the year ended December 31, 2007 filed with the SEC on March 5, 2008, in addition to the risks discussed below.

YINLIPS TECHNOLOGY, INC.

RISKS RELATED TO OUR OPERATIONS

If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our products, or if we incur excessive expense promoting and maintaining our brand or our products, our potential revenues could be limited, our costs could increase and our operating results and financial condition would be harmed.

We believe that acceptance of our digital products by an expanding customer base depends in large part on increasing awareness of the Yinlips brand and that brand recognition will be even more important as competition in our market increases. Successful promotion of our brand depends largely on the effectiveness of our marketing efforts and on our ability to develop reliable and quality products at competitive prices. In addition, globalizing and extending our brand and recognition of our products and services is costly and involves extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and some of our competitors already have substantially more brand name recognition and greater marketing resources than we do. Our future brand promotion activities may involve significant expense and may not generate desired levels of increased revenue, and even if such activities generate some increased revenue, such increased revenue may not offset the expenses we incurred in endeavoring to build our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in our attempts to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and as a result our operating results and financial condition would suffer.

We derive a substantial portion of our revenues from sales in the PRC and any downturn in the Chinese economy could have a material adverse effect on our business and financial condition.

A substantial portion of our revenues are generated from sales in the PRC. We anticipate that revenues from sales of our products in the PRC will continue to represent a substantial proportion of our total revenues in the near future. Our sales and earnings can also be affected by changes in the general economy since purchases of portable electronic devices are generally discretionary for consumers. Our success is influenced by a number of economic factors which affect disposable consumer income, such as employment levels, business conditions, interest rates, oil and gas prices and taxation rates. Adverse changes in these economic factors, among others, may restrict consumer spending, thereby negatively affecting our sales and profitability.

We are and will continue to be subject to rapidly declining average selling prices, which may harm our results of operations.

Consumer electronic devices such as those we offer are subject to rapid declines in average selling prices due to rapidly evolving technologies, industry standards and consumer preferences. Consumer electronics products are subject to rapid technological changes which often cause product obsolescence. Companies within the consumer electronics industry are continuously developing new products with heightened performance and functionality. This puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete. Our typical product’s life cycle is extremely short, generating lower average selling prices as the cycle matures. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and profit margins than we anticipated. In addition, if we fail to accurately anticipate the introduction of new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, profit margins and profitability will be adversely affected.

In addition, electronic device distributors expect suppliers, such as our company, to cut their costs and lower the price of their products to lessen the negative impact on the electronic device distributor’s own profit margins. As a result, we have previously reduced the price of some of our portable electronic products and expect to continue to face market-driven downward pricing pressures in the future. Our results of operations will suffer if we are unable to offset any declines in the average selling prices of our products by developing new or enhanced products with higher selling prices or gross profit margins, increasing our sales volumes or reducing our production costs.

We are subject to intense competition in the industry in which we operate, which could cause material reductions in the selling price of our products or losses of our market share.

The consumer electronics industry is highly competitive, especially with respect to pricing and the introduction of new products and features. Our products compete in the medium- to high- priced sector of the consumer electronics market and compete primarily on the basis of:

•	reliability;

•	brand recognition;

•	quality;

•	price;

•	design;

•	consumer acceptance of our trademark; and

•	quality service and support to retailers and our customers.

In recent years, we and many of our competitors, have regularly lowered prices, and we expect these pricing pressures to continue. If these pricing pressures are not mitigated by increases in volume, cost reductions from our supplier or changes in product mix, our revenues and profits could be substantially reduced. As compared to us, many of our competitors have:

•	significantly longer operating histories;

•	significantly greater managerial, financial, marketing, technical and other competitive resources; and

•	greater brand recognition.

As a result, our competitors may be able to:

•	adapt more quickly to new or emerging technologies and changes in customer requirements;

•	devote greater resources to the promotion and sale of their products and services; and

•	respond more effectively to pricing pressures.

These factors could materially adversely affect our operations and financial condition. In addition, competition could increase if:

•	new companies enter the market;

•	existing competitors expand their product mix; or

•	we expand into new markets.

An increase in competition could result in material price reductions or loss of our market share.

Our revenues and earnings could be materially and adversely affected if we cannot anticipate market trends or enhance existing products or achieve market acceptance of new products.

Consumers for portable electronic devices have many products to choose from and we must compete with these devices in order to sell our products and generate revenues. Our success is dependent on our ability to successfully anticipate and respond to changing consumer demands and trends in a timely manner, as well as expanding into new markets and developing new products. In addition, to increase our penetration of current markets and gain footholds in new markets for our products, we must maintain our existing products as well as integrate them with new products. We may not be successful in developing, marketing and releasing new products that respond to technological developments or changing customer needs and preferences. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these new products. In addition, these new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements to our products are delayed, or if these products or enhancements fail to achieve market acceptance when released, our sales volume may decline and earnings would be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forego purchases of our products, which could also materially and adversely affect our revenues and earnings.

If we do not correctly forecast demand for our products, we could have costly excess production or inventories and we may not be able to secure sufficient or cost effective quantities of our products or production materials and our revenues, cost of revenues and financial condition could be adversely affected.

The demand for our products depends on many factors, including pricing and inventory levels, and is difficult to forecast due in part to variations in economic conditions, changes in consumer and business preferences, relatively short product life cycles, changes in competition, seasonality and reliance on key third party carriers. It is particularly difficult to forecast demand by individual product. Significant unanticipated fluctuations in demand, the timing and disclosure of new product releases or the timing of key sales orders could result in costly excess production or inventories or the inability to secure sufficient, cost-effective quantities of our products or production materials. This could adversely impact our revenues, cost of revenues and financial condition.

Our products may contain errors or defects, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased service costs, warranty claims and litigation.

Our products are complex and must meet stringent user requirements. In addition, we must develop our products to keep pace with the rapidly changing portable electronic device market. Sophisticated electronic products like ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products and jeopardize our relationship with carriers. End users may also reject or find issues with our products and have a right to return them even if the products are free from errors or defects. In either case, returns or quality issues could result in damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, and warranty claims and litigation which could harm our business, results of operations and financial condition.

The loss or significant reduction in business of any of our key customers, including Shenzhen Yuanjinda Import & Export Co., Ltd and Shenzhen Eway Computer Technology Co., Ltd., could materially and adversely affect our revenues and earnings.

We are highly dependent upon sales of our products to certain of our customers, including Shenzhen Wei Tong Industrial Co., Ltd., Shenzhen Yagu Technology Co., Ltd., Zhuhai Gongbei Li Weilin Shenzhen Yuanjinda Import & Export Co., Ltd, Shenzhen Ao Zhong Industrial Co., Ltd, Qingdao Tianyue Technology Co., Ltd. and Shenzhen Ao Zhong Industrial Co., Ltd. During the nine months ended September 30, 2008, they accounted for approximately 16%, 11.5%, 11.2%, 10.1%, 8.6%, 6.8% and 6.2% our net revenues , respectively. No other customer accounted for greater than 5% of our net revenues for the periods. All purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers. The loss of the above customers, or any of our other customers to which we sell a significant amount of our products or any significant portion of orders from the above customers, or such other customers or any material adverse change in the financial condition of such customers could negatively affect our revenues and decrease our earnings.

We cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products. The limited certainty of product orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because we depend on a small number of customers for the vast majority of our sales, the magnitude of the ramifications of these risks is greater than if our sales were less concentrated with a small number of customers. As a result of our lack of long-term purchase orders and purchase commitments we may experience a rapid decline in our sales and profitability.

We depend on a limited number of suppliers for components for our products. The inability to secure components for our products could reduce our revenues and adversely affect our relationship with our customers.

We rely on a limited number of suppliers for our component parts and raw materials. Although there are many suppliers for each of our component parts and raw materials, we are dependent on a limited number of suppliers for many of the significant components and raw materials. This reliance involves a number of significant potential risks, including:

•	lack of availability of materials and interruptions in delivery of components and raw materials from our suppliers;

•	manufacturing delays caused by such lack of availability or interruptions in delivery;

•	fluctuations in the quality and the price of components and raw materials, in particular due to the petroleum price impact on such materials; and

•	risks related to foreign operations.

We generally do not have any long-term or exclusive purchase commitments with any of our suppliers. Shenzhen Lian Run Digital Technology Co., Ltd., Shenzhen Huafuyang Import & Export Co., Ltd., Shenzhen Kamei Electronic Technology Co., Ltd., and Shenzhen Bolang Manufacture Co., Ltd are our largest suppliers of components for our products, each of which accounted for more than 10% of our purchases of components for our products for the fiscal year ended December 31, 2007 and for the nine months ended September 30, 2008. Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain our components and raw materials used in our products in a timely manner. If we are unable to obtain ample supply of products from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers’ orders which could materially and adversely affect our revenues and our relationship with our customers.

Certain disruptions in supply of and changes in the competitive environment for raw materials integral to our products may adversely affect our profitability.

We use a broad range of materials and supplies, including displays, control ICs, Flashes, Wifi modules, GPS modules and other electronic components in our products. A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase materials, components and supplies for the production of our products, in each case may adversely affect our ability to maintain production of our products and sustain profitability. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers and could not procure the components from other sources, we would be unable to meet our production schedules for some of our key products and to ship such products to our customers in a timely fashion, which would adversely affect our sales, margins and customer relations.

Substantial defaults by our customers on accounts receivable or the loss of significant customers could have a material adverse effect on our business.

A substantial portion of our working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or to make payments in a timely manner, our business, results of operations or financial condition could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing available to us.

In addition, our business is characterized by long periods for collection from our customers and short periods for payment to our suppliers, the combination of which may cause us to have liquidity problems. We experience an average accounts settlement period ranging from one month to as high as four months from the time we sell our products to the time we receive payment from our customers. In contrast, we typically need to place certain deposits and advances with our suppliers on a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. Because our payment cycle is considerably shorter than our receivable cycle, we may experience working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. We cannot assure you that system problems, industry trends or other issues will not extend our collection period, adversely impact our working capital.

Our operations would be materially adversely affected if third-party carriers were unable to transport our products on a timely basis.

All of our products are shipped through third party carriers. If a strike or other event prevented or disrupted these carriers from transporting our products, other carriers may be unavailable or may not have the capacity to deliver our products to our customers. If adequate third party sources to ship our products were unavailable at any time, our business would be materially adversely affected.

The seasonality of our business, as well as changes in consumer spending and economic conditions, may cause our quarterly operating results to fluctuate and cause our stock price to decline.

Our net revenue and operating results may vary significantly from quarter to quarter. The main factors that may cause these fluctuations are:

•	seasonal variations in operating results;

•	variations in the sales of our products to our significant customers;

•	increases in returned consumer electronics products in the first quarter which follows our peak third and fourth quarter sales;

•	variations in manufacturing and supplier relationships;

•
if we are unable to correctly anticipate and provide for inventory requirements from quarter to quarter, we may not have sufficient inventory to deliver our products to our customers in a timely fashion or we may have excess inventory that we are unable to sell;

•	the discretionary nature of our customers’ demands and spending patterns;

•	changes in market and economic conditions; and

•	competition.

In addition, our quarterly operating results could be materially adversely affected by political instability, war, acts of terrorism or other disasters.

Sales of our products are somewhat seasonal due to consumer spending patterns, which tend to result in significantly stronger sales in our third and fourth fiscal quarters, especially as a result of the holiday season. This pattern will probably not change significantly in the future. Although we believe that the seasonality of our business is based primarily on the timing of consumer demand for our products, fluctuations in operating results can also result from other factors affecting us and our competitors, including new product developments or introductions, availability of products for resale, competitive pricing pressures, changes in product mix, pricing and product reviews and other media coverage. Due to the seasonality of our business, our results for interim periods are not necessarily indicative of our results for the year.

As a result of these and other factors, revenues for any quarter are subject to significant variation, which may adversely affect our results of operations and the market price for our common stock.

We depend upon patents we license from a third party, Zhao Zifeng, our Chief Executive Officer and Chairman of the Board. The loss of these licenses, an increase in the costs of these licenses or Mr. Zhao’s failure to properly maintain or enforce the patents underlying such licenses may require us to suspend our operations until we obtain replacements and/or redesign our products.

We rely upon certain patents licensed from our Chief Executive Officer and Chairman of the Board, Zhao Zifeng, which gives us rights to third party intellectual property that is necessary or useful for our business. We may also enter into additional licenses to third party intellectual property in the future. In addition, because we do not own any patents relating to our technologies, we do not have the right to defend perceived infringements of patents relating to such technologies. Thus, our success will depend in part on the ability and willingness of our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications for the intellectual property we have licensed. Even if patents issue in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

Our ability to compete partly depends on the superiority, uniqueness and value of our technologies, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of trademark, patent, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite our efforts to protect our intellectual property, any of the following occurrences may reduce the value of our intellectual property:

•	our applications for trademarks or patents may not be granted and, if granted, may be challenged or invalidated;

•	issued patents, copyrights and trademarks may not provide us with any competitive advantages;

•	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology or dilution of our trademarks;

•	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those that we develop; or

•	another party may obtain a blocking patent that would force us to either obtain a license or design around the patent to continue to offer the contested feature or service in our technologies.

We rely on trade secret protections through confidentiality agreements with our employees, customers and other parties; the breach of such agreements could adversely affect our business and results of operations.

We also rely on trade secrets, which we seek to protect, in part, through confidentiality and non-disclosure agreements with our employees, customers and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become known to or independently developed by competitors. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information that may not be resolved in our favor. We may be involved from time to time in litigation to determine the enforceability, scope and validity of our proprietary rights. Any such litigation could result in substantial cost and diversion of effort by our management and technical personnel.

We may need additional capital to implement our current business strategy, which may not be available to us, and if we raise additional capital, it may dilute your ownership in us.

We currently depend on bank loans and net revenues to meet our short-term cash requirements. In order to grow revenues and sustain profitability, we will need additional capital. We may conduct additional financing transactions in the future. Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. We cannot assure you that we will be able to obtain any additional financing. If we are unable to obtain the financing needed to implement our business strategy, our ability to increase revenues will be impaired and we may not be able to sustain profitability.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We have historically relied on credit to fund our business and we need liquidity to pay our operating expenses. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

Our failure to effectively manage growth could harm our business.

We have rapidly and significantly expanded the number and types of products we sell, and we will endeavor to further expand our product portfolio. We must continually introduce new products and technologies, enhance existing products in order to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of our existing products.

This expansion of our products places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by our growth include the following:

•
New Product Launch: With the growth of our product portfolio, we experience increased complexity in coordinating product development, manufacturing, and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effective marketing to stimulate demand and market acceptance. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose retail shelf space and product sales;

•
Forecasting, Planning and Supply Chain Logistics: With the growth of our product portfolio, we also experience increased complexity in forecasting customer demand and in planning for production, and transportation and logistics management. If we are unable to scale and improve our forecasting, planning and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory; and

•
Support Processes: To manage the growth of our operations, we will need to continue to improve our transaction processing, operational and financial systems, and procedures and controls to effectively manage the increased complexity. If we are unable to scale and improve these areas, the consequences could include: delays in shipment of product, degradation in levels of customer support, lost sales, decreased cash flows, and increased inventory. These difficulties could harm or limit our ability to expand.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Each of the named executive officers performs key functions in the operation of our business. The loss of a significant number of these employees could have a material adverse effect upon our business, financial condition, and results of operations.

We are dependent on a technically trained workforce and an inability to retain or effectively recruit such employees could have a material adverse effect on our business, financial condition and results of operations.

We must attract, recruit and retain a sizeable workforce of technically competent employees to develop and manufacture our products and provide service support. Our ability to implement effectively our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced engineering and other technical and marketing personnel. There is significant competition for technologically qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel consistent with our operational needs.

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

We expect to experience an increase in our cost of labor. Recent changes in Chinese labor laws that became effective January 1, 2008 are likely to increase costs further and impose restrictions on our relationship with our employees. There can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

We do not carry any business interruption insurance, products liability insurance or any other insurance policy except for a limited property insurance policy. As a result, we may incur uninsured losses, increasing the possibility that you would lose your entire investment in our company.

We could be exposed to liabilities or other claims for which we would have no insurance protection. We do not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. As a result, we may incur uninsured liabilities and losses as a result of the conduct of our business. There can be no guarantee that we will be able to obtain additional insurance coverage in the future, and even if we are able to obtain additional coverage, we may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Because we do not carry products liability insurance, a failure of any of the products marketed by us may subject us to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of our products. We cannot assure that we will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent we incur any product liability or other litigation losses, our expenses could materially increase substantially. There can be no assurance that we will have sufficient funds to pay for such expenses, which could end our operations and you would lose your entire investment.

We are subject to market risk through our sales to international markets.

A growing percentage of our sales are being derived from international markets. These international sales are primarily focused in Europe, Southeast Asia, and North America. These operations are subject to risks that are inherent in operating in foreign countries, including the following:

•	foreign countries could change regulations or impose currency restrictions and other restraints;

•	changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we operate;

•	exchange controls;

•	some countries impose burdensome tariffs and quotas;

•	political changes and economic crises may lead to changes in the business environment in which we operate;

•	international conflict, including terrorist acts, could significantly impact our financial condition and results of operations; and

•	economic downturns, political instability and war or civil disturbances may disrupt distribution logistics or limit sales in individual markets.

In addition, we utilize third-party distributors to act as our representative for the geographic region that they have been assigned. Sales through distributors represent approximately 15% of total revenue. Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return or exchange rights, and no price protection. Since the product transfers title to the distributor at the time of shipment by us, the products are not considered inventory on consignment. Our success is dependent on these distributors finding new customers and receiving new orders from existing customers.

Our facilities and information systems could be damaged as a result of disasters or unpredictable events, which could have an adverse effect on our business operations.

Our headquarters and major facilities including manufacturing plants, sales offices and research and development centers are located in China. We also operate procurement, logistics, sales and marketing facilities in other parts of the world. If major disasters such as earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur, or our information system or communications network breaks down or operates improperly as a result of such events, our facilities may be seriously damaged, and we may have to stop or delay production and shipment. We may incur expenses relating to such damages.

Our quarterly results may fluctuate because of many factors and, as a result, investors should not rely on quarterly operating results as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the value of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the value of our securities to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•	vulnerability of our business to a general economic downturn in China and globally;

•	fluctuation and unpredictability of costs related to the raw material used to manufacture our products;

•	seasonality of our business;

•	changes in the laws of the PRC that affect our operations;

•	competition from our competitors; and

•	our ability to obtain necessary government certifications and/or licenses to conduct our business.

RISKS RELATED TO DOING BUSINESS IN CHINA

Substantially all of our assets are located in the PRC and substantially all of our revenues are derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

Our principal operating subsidiary, Yinlips Digital Technology (Shenzhen) Co., Ltd., (“Shenzhen Yinlips”) is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business license, other licenses or authorities;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Most of our current operations, including the manufacturing and distribution of our products, are conducted in China. Moreover, all of our directors and officers are nationals and residents of China or Hong Kong. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

The scope of our business license in China is limited, and we may not expand or continue our business without government approval and renewal, respectively.

Our principal operating subsidiary, Shenzhen Yinlips, is a wholly foreign-owned enterprise, commonly known as a WFOE. A WFOE can only conduct business within its approved business scope, which ultimately appears on its business license. Our license permits us to design, manufacture, sell and market portable electronic products throughout the PRC. Any amendment to the scope of our business requires further application and government approval. In order for us to expand our business beyond the scope of our license, we will be required to enter into a negotiation with the PRC authorities for the approval to expand the scope of our business. We cannot assure investors that Shenzhen Yinlips will be able to obtain the necessary government approval for any change or expansion of its business.

We are subject to a variety of environmental laws and regulations related to our manufacturing operations. Our failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.

We are subject to various environmental laws and regulations that require us to obtain environmental permits for our manufacturing operations. Our environmental permit from the Shenzhen Environment Protection Bureau Nanshan Bureau (the “Bureau”) covering our manufacturing operations are currently in effect and do not expire until February 5, 2010. If we are unable to renew our permit when it expires or we fail to comply with the provisions of the permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

We cannot assure you that at all times we will be in compliance with environmental laws and regulations or our environmental permits or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain required prior approval for the share and warrant exchange, and the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies controlled by PRC residents in mergers and acquisitions in China. This circular requires that (1) a PRC resident shall register with a local branch of the SAFE before he or she establishes or controls an overseas special purpose vehicle, or SPV, for the purpose of overseas equity financing (including convertible debt financing); (2) when a PRC resident contributes the assets of or his or her equity interests in a domestic enterprise to an SPV, or engages in overseas financing after contributing assets or equity interests to an SPV, such PRC resident must register his or her interest in the SPV and any changes in such interest with a local branch of the SAFE; and (3) when the SPV undergoes a material change outside of China, such as a change in share capital or merger or acquisition, the PRC resident shall, within 30 days from the occurrence of the event that triggers the change, register such change with a local branch of the SAFE. In addition, SAFE issued updated internal implementing rules, or the Implementing Rules in relation to Notice 75. The Implementing Rules were promulgated and became effective on May 29, 2007. Such Implementing Rules provide more detailed provisions and requirements regarding the overseas investment foreign exchange registration procedures. However, even after the promulgation of Implementing Rules there still exist uncertainties regarding the SAFE registration for PRC residents’ interests in overseas companies.

In connection with the Purchase Right, Mr. Zhao made a SAFE registration with respect to his investment in the Company - however, as of the date hereof, such registration has not been approved and there can be no assurance that it will be approved. If Mr. Zhao's SAFE registration is not approved or if any other PRC resident stockholder fails to make the required SAFE registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity. Failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. Because of uncertainty in how the SAFE notice will be interpreted and enforced, we cannot be sure how it will affect our business operations or future plans. For example, Shenzhen Yinlips’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by Mr. Zhaoand any other of our PRC resident beneficial holders over whom we have no control. In addition, we cannot assure you that either Mr. Zhao or any other such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE regulations. Failure by Mr. Zhao or any other PRC resident beneficial holder to register as required with the relevant branch of SAFE could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit Shenzhen Yinlips’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or a SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

According to the M&A Regulations, a “Related Party Acquisition” is defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). Under the M&A Regulations, any Related Party Acquisition must be approved by MOFCOM and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

Our BVI subsidiary, Podium, was owned by a non-PRC individual. Podium obtained all the equity interests of Shenzhen Yinlips further to an Equity Transfer Agreement dated December 28, 2007 (the “Original Equity Agreement”) by and among Podium, Zhao Zifeng, our Chief Executive Officer and Chairman of the Board, and Zhang Weiqiang. The Original Equity Agreement received approval by the Shenzhen Bureau of Trade and Industry on January 15, 2008 and Shenzhen Yinlips filed all required applications and received all appropriate SAFE approvals from the Shenzhen branch of MOFCOM. The Original Equity Agreement was amended and restated in September 2008 (the “Restated Equity Agreement”) to increase the total purchase price of the equity interests of Shenzhen Yinlips to RMB 19,200,000 although no additional governmental approvals were obtained for the Restated Equity Agreement.

Our Chief Executive Officer, Zhao Zifeng, purchased 6,500,000 shares of our common stock at a per share purchase price of $0.415 (the “Purchase Right”). Each of the shareholders and warrantholders of SRKP 17 prior to the Exchange agreed to cancel 0.91867 shares of common stock and warrants to purchase 0.98943 shares of common stock held by each of them for each one (1) share of common stock purchased by Mr. Zhao pursuant to the Purchase Right. As a result of the full exercise of the Purchase Right, Mr. Zhao owns approximately 53.43% of our outstanding common stock.

The PRC regulatory authorities may take the view that the acquisition of Shenzhen Yinlips by Podium, the Exchange and the Purchase Right are part of an overall series of arrangements which constitute a Related Party Acquisition, because at the end of these transactions, PRC individuals become majority owners and effective controlling parties of a foreign entity that acquired ownership of Shenzhen Yinlips. The PRC regulatory authorities may also take the view that the registration of the acquisition of Shenzhen Yinlips by Podium with the Shenzhen Bureau of Trade and Industry and the filings with the Shenzhen SAFE and MOFCOM may not evidence that the acquisition has been properly approved because the relevant parties did not fully disclose to the Shenzhen Bureau of Trade and Industry, SAFE or MOFCOM of the overall restructuring arrangements, the existence of the Exchange and its link with the acquisition of Shenzhen Yinlips by Podium. The PRC legal counsel of Shenzhen Yinlips has opined that: (1) the Original Equity Agreement and the transactions thereunder have received all requisite approvals from the competent authorities, and all required registrations, certifications and approvals for the Original Equity Agreement and the transactions thereunder have been received by Shenzhen Yinlips; (2) Shenzhen Yinlips has filed all required applications for the Original Equity Agreement and the transactions thereunder and has received any and all required foreign exchange registrations, certifications and approvals as required, including, but not limited to, those as required from the appropriate national and local branches of SAFE and MOFCOM; (3) to their best knowledge, the Original Equity Agreement and the transactions thereunder do not (a) contravene or circumvent any provision of applicable PRC laws and regulations, including without limitation, the M&A Regulations, the Circular on Certain Administrative Measures on Financing and Inbound Investments by PRC Residents Through Offshore Special Purpose Vehicle effectives as of November 1, 2005 and its implementing rules; or (b) contravene the articles of association, business license or other constituent documents of Shenzhen Yinlips; and (4) to their best knowledge, they are not aware of any issue, fact or circumstance which would lead them to believe that the PRC regulatory authorities would revoke the Original Equity Agreement and the transactions thereunder which the Shenzhen Bureau of Trade and Industry has duly approved and that although approval of the Restated Equity Agreement has not been obtained, the Restated Equity Agreement is in compliance with the applicable PRC laws and regulations.

We, however, cannot assure you that the PRC regulatory authorities, MOFCOM in particular, may take the same view as the PRC legal counsel. If the PRC regulatory authorities take the view that the acquisition constitutes a Related Party Acquisition under the M&A Regulations, we cannot assure you we may be able to obtain the approval required from the national offices of MOFCOM.

If the PRC regulatory authorities take the view that the acquisition of Shenzhen Yinlips by Podium constitutes a Related Party Acquisition without the approval of the national offices of MOFCOM, they could invalidate our acquisition and ownership of Shenzhen Yinlips. Additionally, the PRC regulatory authorities may take the view that the Exchange constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC. If this takes place, we would attempt to find a way to re-establish control of Shenzhen Yinlips’ business operations through a series of contractual arrangements rather than an outright purchase of Shenzhen Yinlips. But we cannot assure you that any such contractual arrangements will be protected by PRC law or that the Company can receive as complete or effective economic benefit and overall control of Shenzhen Yinlips’ business than if the Company had direct ownership of Shenzhen Yinlips. In addition, we cannot assure you that any such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of Shenzhen Yinlips, our business and financial performance will be materially adversely affected.

If the CSRC approval is not obtained, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from this offering into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock. Furthermore, published news reports in China recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies. These news reports have created further uncertainty regarding the approach that the CSRC and other PRC regulators may take with respect to us.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the aforementioned rules and regulations. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to foreign exchange control regulations of China.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and a substantial majority of our revenues are generated in China, a majority of our revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars. Accordingly, Shenzhen Yinlips’ funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations.

The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

To the extent that we need to convert U.S. Dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. Dollar at that time. Conversely, if we decide to convert our Renminbi into U.S. Dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiaries in China would be reduced should the U.S. Dollar appreciate against the Renminbi.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. Dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. Dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. Dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the U.S. Dollar.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past decade, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as approximately minus 2%. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make substantial option grants to our officers and directors, most of who are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens, including or Chief Executive Officer, to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Shenzhen Yinlips has enjoyed certain preferential tax concessions and the loss of these preferential tax concessions may cause our tax liabilities to increase and our profitability to decline.

Under the tax laws of the PRC, Shenzhen Yinlips has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. As a manufacturing enterprise established in Shenzhen, PRC, the Company was entitled to a preferential Enterprise Income Tax (”EIT”) rate. Since 2008, the local government has increased the EIT rate from 15% to 18%. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability.

Any recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem in the PRC could adversely affect our operations.

A renewed outbreak of SARS, Avian Flu or another widespread public health problem in China, where our manufacturing facilities are located and where the substantial portion of our sales occur, could have a negative effect on our operations. Our business is dependent upon its ability to continue to manufacture products. Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations;

•	the sickness or death of our key officers and employees; or

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

A downturn in the economy of the PRC may slow our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business, especially if it results in either a decreased use of our products or in pressure on us to lower our prices.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may difficulty hiring new employees in the PRC with such training. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Most of our current operations, including the manufacturing and distribution of our products, are conducted in China. Moreover, most of our directors and officers are nationals and residents of China. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

RISKS RELATED TO OUR CAPITAL STRUCTURE

There is no current trading market for our common stock, and there is no assurance of an established public trading market, which would adversely affect the ability of our investors to sell their securities in the public market.

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system. We intend to apply for the listing of our common stock on the NYSE Alternext US (formerly known as the American Stock Exchange) in the future. There is no guarantee that the NYSE Alternext US, or any other exchange or quotation system, will permit our shares to be listed and traded. If we fail to obtain a listing on the NYSE Alternext US, we may seek quotation on the OTC Bulletin Board. The NASD has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Global Market (the “NASDAQ Global Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Global Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Pursuant to the terms of the Exchange, we agreed to file a registration statement with the Securities and Exchange Commission to register the 4,473,583 shares of common stock underlying our Series A Convertible Preferred Stock issued in an equity financing that was conducted concurrently with the Exchange. The registration statement must be filed within 60 days of the closing of the Exchange. Each investor may sell or transfer any shares of the common stock after the effective date of the registration statement except that they entered into a lock-up agreement pursuant to which they agreed not to conduct any sales until 90 days after our common stock is listed or quoted on a national securities exchange, at which time one-twelfth of the shares purchased may be sold, and thereafter the shares will be automatically released from the lock-up restrictions every 30 days in eleven equal installments. In addition, WestPark Capital, Inc., in its discretion, may release some or all the shares earlier than the schedule set forth in this section. Any early release by WestPark Capital, Inc. will apply equally to each of the investors in the Private Placement.

We also intend to register with the Private Placement the 1,125,000 shares of common stock and the 665,091 shares of common stock underlying the warrants held by our stockholders immediately prior to the Exchange. Of the shares, 229,613 shares of common stock and 135,745 shares of common stock underlying warrants will be included in the registration statement filed in connection with the Private Placement and 895,387 shares of common stock and 529,346 shares of common stock underlying warrants will be included in a subsequent registration statement filed by us within ten (10) days after the end of the six-month period that immediately follows the date on which we file the registration statement to register the shares issued in the Private Placement. All of the shares included in an effective registration statement may be freely sold and transferred, subject to a lock-up agreement.

Additionally, the former stockholders of Podium and their designees, may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”) as early as October 23, 2009, subject to certain limitations. Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of the date hereof, 1% of our issued and outstanding shares of common stock was approximately 121,644 shares (assuming the conversion of the maximum number of shares of the Series A Convertible Preferred Stock). Non-affiliate stockholders are not subject to volume limitations. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Our Chief Executive Officer and Chairman of the Board exercises significant influence over us.

Our Chief Executive Officer and Chairman of the Board, Zhao Zifeng, beneficially owns or controls approximately 53.43% of our outstanding shares (assuming the conversion of the maximum number of shares of Series A Convertible Preferred Stock). Mr. Zhao has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Mr. Zhao may also have the power to prevent or cause a change in control. In addition, without the consent of Mr. Zhao, we could be prevented from entering into transactions that could be beneficial to us. The interests of Mr. Zhao may differ from the interests of our other stockholders.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2008 fiscal year and the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2009 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Because most of our sales are made in U.S. Dollars and most of our expenses are paid in RMB, devaluation of the U.S. Dollar could negatively impact our results of operations.

The value of RMB is subject to changes in China’s governmental policies and to international economic and political developments. In January 1994, the PRC government implemented a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, began publishing a daily base exchange rate with reference primarily to the supply and demand of RMB against the U.S. Dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for RMB within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. Dollar to RMB from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined. This modification has resulted in an approximate 7.3% appreciation of the RMB against the U.S. Dollar from July 21, 2005 to May 2, 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further fluctuations of the exchange rate of the U.S. Dollar against the RMB, including future devaluations. Because most of our net sales are made in U.S. Dollars and most of our expenses are paid in RMB, any future devaluation of the U.S. Dollar against the RMB could negatively impact our results of operations.

We may not be able to achieve the benefits we expect to result from the Exchange.

On September 22, 2008, we entered into the Exchange Agreement with all of the shareholders and warrantholders of Podium, pursuant to which we agreed to acquire 100% of the issued and outstanding securities of Podium in exchange for shares of our common stock and warrants to purchase our common stock. On October 17, 2008, the Exchange closed, Podium became our 100%-owned subsidiary and our sole business operations became that of Podium and its subsidiaries. We also have a new Board of Directors and management consisting of persons from Podium and Shenzhen Yinlips and changed our corporate name from SRKP 17, Inc. to Yinlips Technology, Inc.

We may not realize the benefits that we hoped to receive as a result of the Exchange, which include:

•	access to the capital markets of the United States;

•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;

•	the ability to use registered securities to make acquisition of assets or businesses;

•	increased visibility in the financial community;

•	enhanced access to the capital markets;

•	improved transparency of operations; and

•	perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the Exchange will be realized in respect to our new business operations. In addition, the attention and effort devoted to achieving the benefits of the Exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is not currently listed or quoted for trading, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”) once, and if, it starts trading. Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of the Company at or above the price they paid for them.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report, including in the documents incorporated by reference into this report, includes some statement that are not purely historical and that are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements regarding Yinlips and its management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including Yinlips’ financial condition, results of operations, and the expected impact of the Exchange on the parties’ individual and combined financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our ability to develop and maintain awareness of our brand;
•	our ability to develop and market new products;
•	competitive nature of our industry;
•	market acceptance of our products;
•	compliance and changes in the laws of the PRC that affect our operations;
•	continued maintenance of certificates, permits and licenses required to conduct business in China;
•	vulnerability of our business to general economic downturn, especially in the PRC; and
•
the other factors referenced in this Current Report, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

These risks and uncertainties, along with others, are also described above under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the parties’ assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On October 17, 2008, we consummated a share and warrant exchange transaction (the “Exchange”) pursuant to a share and warrant exchange agreement (the “Exchange Agreement”) dated as of September 22, 2008, with Podium Technology Limited, a company organized in the British Virgin Islands (“Podium”), and the sole shareholder and all of the warrantholders of Podium, pursuant to which we (i) became the 100% parent of Podium and its subsidiaries, including its 100% subsidiary, Yinlips Digital Technology (Shenzhen) Co., Ltd., a company organized in the People’s Republic of China (“Shenzhen Yinlips”); (ii) assumed the operations of Podium and its subsidiaries; and (iii) changed our name from SRKP 17, Inc. to Yinlips Technology, Inc. Upon the closing of the Exchange on October 17, 2008, which occurred after the end of the period covered by this report, the internal control over financial reporting utilized by Shenzhen Yinlips prior to the Exchange became the internal control over financial reporting of our company. Following the Exchange the sole business conducted by our company became the business conducted by Shenzhen Yinlips, and we appointed new officers and directors.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

YINLIPS TECHNOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yinlips Technology, Inc.

Date: November 19, 2008	By:	/s/ Zhao Zifeng
Zhao Zifeng
Chief Executive Officer and Chairman of the Board

Date: November 19, 2008	By:	/s/ Simon Zhang
Simon Zhang
Chief Financial Officer

Podium Technology Limited and Subsidiary
Consolidated Balance Sheets
(In US Dollars)

	September 30,	December 31,
	2008	2007
	(Unaudited)

Assets
Current Assets
Cash and cash equivalent (Note 4)	$16,888	$256
Accounts receivable, net (Note 5)	4,363,849	-
Inventories, net (Note 6)	1,971,967	-
Refundable purchase price paid (Note 7)	-	-
Deposit paid for plant renovation (Note 8)	12,757	-
Total current assets	6,365,461	256
Fixed assets (Note 9)	139,251	-
Other receivables	46,873	-
Total Assets	$6,551,585	$256

Liabilities & Shareholders' Equity
Current Liabilities
Payables and accrued liabilities (Note 10)	$1,156,429	$-
Short term loans(Note 12)	602,968	-
Various taxes payable (Note 13)	54,267	-
Wages payable (Note 14)	523,288	-
Corporate taxes payable (Note 15)	129,749	-
Due to related parties (Note 11)	2,741,777
Total current liabilities	5,208,478

Commitments and contingencies (Note 18)	-	-

Shareholders' Equity
Paid in capital (Note 16)	50,000	50,000
Share subscription receivable	0	(47,492)
Accumulated other comprehensive income	23,132	(6)
Restricted earnings (Note 17)	60,483	0
Retained earnings (unrestricted)	1,209,492	(2,246)
Total Shareholders' Equity	1,368,003	256
Total Liabilities & Shareholders' Equity	$6,551,585	$256

The accompanying notes are an integral part of these financial statements.

Podium Technology Limited and Subsidiary
Consolidated Statements of Operations
(In US Dollars)

	For Nine Months Ended	For the period
	September 30,	Incepted July3 and ended December 31
	2008	2007
	(Unaudited)
Revenue
Sales	$6,279,184	$-
Cost of Goods Sold	(4,842,938)	-
Gross Profit	1,436,246	-

Selling Expenses	160,562	-
Other general and administrative	151,327	2,246
Research and development	280,446	-
Depreciation of property, plant and equipment	44
Total operating expenses	592,379	2,246
Income from operations	843,867	(2,246)

Other income (expenses)		-
Interest income (expense), net	641	-
Penalty on renovation contract	(548)	-
Other income (expense), net	568,515
Total other income (expenses)	568,608	-

Income before income taxes	1,412,475	(2,246)
Income taxes (Note 12)	(140,253)

Net income	1,272,222	(2,246)

Other Comprehensive Income:
Foreign currency translation adjustment (Note 13)	23,138	$(6)
Comprehensive Income	$1,295,360	(2,252)

The accompanying notes are an integral part of these financial statements.

Podium Technology Limited and Subsidiary
Consolidated Statements of Cash Flows
(In US Dollars)

		For the period
	Nine months ended September 30,	Incepted July 3 and ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income	$1,272,222	$(2,246)
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	7,580	-
Changes in operating assets and liabilities:
Accounts receivable, net	(286,283)	-
Deposit paid for plant renovation	622,951	-
Other receivables	(130,441)	-
Inventories, net	(779,133)	-
Accounts payable and accrued liabilities	(978,249)	-
Various taxes payable	(86,421)	-
Wages payable	52,028	-
Corporate tax payable	(81,917)	-
Net cash provided (used) by operating activities	(387,662)	(2,246)

Cash Flows From Investing Activities
Purchases of property and equipment	(144,402)	-
Investment in subsidiary	(2,790,285)	-
Net cash used by investing activities	(2,958,725)

Cash Flows From Financing Activities
Short term loans	602,968	-
Share subscription payment	47,492	2,508
Due to related parties	2,668,050	-
Net cash provided (used) by financing activities	3,318,510	2,508
Effect of exchange rate changes on cash	20,111	(6)
Net increase (decrease) in cash and cash equivalents	$16,632	$256
Cash and cash equivalents, beginning of period	256	-
Cash and cash equivalents, end of period	16,888	256
-
Supplemental disclosure information:		-
Interest expense paid
Income taxes paid	140,253	-

Acquisition of subsidiary’s net assets consideration
Cash paid	$144,836	-
Due to related parties	2,657,166	-
Total	$2,802,002	-

The accompanying notes are an integral part of these financial statements.

Podium Technology Limited and Subsidiary
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 1 - Organization and Nature of Business

Podium Technology Limited (“PTL” or the “Company”) was established on July 3, 2007 in the British Virgin Islands and the registered office is located at OMC Chamers, P.O. Box 3215, Road Town, Tortolar, British Virgin Islands. On October 3, 2007, PTL authorized and issued 50,000 shares at par value $1HKD to Mr. Wong Kowk Fu; director of PTL. Mr. Wong currently owns 100% of the common shares of PTL, an investment holding company.

On December 27, 2007 PTL signed an Equity Transfer Agreement with Yinlips Digital Technology (Shenzhen) Co., Ltd. (“Yinlips”) , which was established in 2001, and is a Chinese hi-tech company. Yinlips’ business includes design, manufacture, and marketing of CRTs, LCDs, and a series of portable digital devices, including portable DVDs, Palm PCs, MP3s, Mp4s, PMPs, Mp4+Games, Game cards, and digital photo frames.

On January 5, 2008, PTL and Yinlips agreed that the owners of Yinlips would transfer their 100% ownership in its registered capital of RMB 1 million to PTL. This agreement was approved by the Chinese authorities on January 16, 2008. The two parties also agreed upon that the first payment (10% of the total consideration) to be made on April 2008, and the rest of the payments will be made within the next six months. On April 29, 2008, PTL made its first payment of USD $14,893 to Yinlips’ owners and a subsequent payment of USD $122,943 on June 18, 2008. On that date, PTL acquired all of the outstanding equity of Yinlips and became a wholly-owned subsidiary when the full purchase price as originally approved by the Chinese authorities was paid. On June 11, 2008, the original Equity Transfer Agreement was restated among the Company and the owners of Yinlips to increase the purchase price to its assessed market value of RMB 19,200,000. The payments for the residual purchase price will be made by the end of 2008.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of PTL have been prepared in accordance with accounting principles generally accepted in the United States of America.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary as of June 18, 2008. All significant inter-company transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash on deposit with various financial institutions in the PRC, and all highly-liquid investments with original maturities of three months or less at the time of purchase. Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit.

Advertising

Yinlips expenses advertising costs as incurred. Advertising is included in selling expenses for financial reporting.

Podium Technology Limited and Subsidiary
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Foreign Currency Transactions and Translations

The reporting currency for PTL and Yinlips are in U.S. dollar. PTL operates in Hong Kong and its functional currency is Hong Kong dollar. Yinlips operates in China and its functional currency is Renminbi. The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange in the period for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income or loss as a component of shareholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in other income.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):.

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2007	7.29395	7.59474
Period ended January 16, 2008	7.23223	7.26111
Nine months ended September 30, 2007	7.49738	7.65462
Nine months ended September 30, 2008	6.83527	6.97496
The exchange rates used for foreign currency translation were as follows (HKD$1 = USD):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2007	0.12817	0.12818
Period ended January 16, 2008	0.12821	0.12815
Period ended September 30,2008	0.12872	0.12825

Comprehensive Income

PTL and Yinlips have adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", which establishes standards for the reporting and displaying of comprehensive income, its components and accumulated balances. Yinlips is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

Allowance for doubtful accounts receivable

The allowance for doubtful accounts is provided using a factor of 0.5‰ of the year-end or period-end total accounts receivable trade balances.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts periodically. Management’s judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, Yinlips analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms, significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends that could have a significant impact on the collectability of receivables and its operating results. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories, which are primarily comprised of raw materials, packaging materials, work-in-progress, semi-assembled goods and finished goods, are stated at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) method. Cost is determined on the basis of a moving average costing method. Yinlips evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis and uses specific identification method to make the reserves.

Podium Technology Limited and Subsidiary
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, with an estimated 5% salvage value of original cost, over the estimated useful lives of the assets listed below.

Expenditures for repairs and maintenance, if not to improve or extend the expected useful lives of the assets, are expensed as incurred while major replacements and improvements are capitalized.

When property or equipment is retired or disposed of, the cost and accumulated depreciation are removed from the accounts, with any resulting gains or losses being included in net income or loss in the year of disposition.
Building	20 years
Molds	5 years
Machinery &Equipment	5 years
Electronic Equipment	5 years
Computer Software	5 years
Computer Equipment	5 years
Office Equipment	5 years
Other Equipment	5 years
Automobiles	5 years
Leasehold Improvement	5 years

Income Taxes

PTL and Yinlips has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires Yinlips to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Yinlips’ financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Business Combinations

The Company adopted SFAS No. 141R, Business Combinations (SFAS No. 141R) issued by FASB on December 4, 2007. Under SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The company has disclosed such information in Note 3 of the financial statement.

Goodwill

The Company adopted SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS 142”) on January 1, 2002. Under SFAS 142, goodwill is no longer amortized, but tested for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

Podium Technology Limited and Subsidiary
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue Recognition

Yinlips revenue is derived from the sale of products. Yinlips recognizes revenue from the sale of products in accordance with SAB 104. Under SAB 104, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured. In general, Yinlips recognizes revenue upon the shipment of goods. Yinlips does grant customers a right to return products. Such returns are recorded as incurred and have been immaterial for all the periods presented.

Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Yinlips’ first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the PTL’s consolidated financial position or results of operations.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:
•	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
•	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
•	Permits an entity to choose 'Amortization method' or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.
•
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

•
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Yinlips’ fiscal 2008. The adoption of EITF Issue No. 06-3 did not have a material impact on the PTL’s consolidated financial position or results of operations.

Podium Technology Limited and Subsidiary
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that Yinlips has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation had no impact on the PTL’s consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has adopted the standard effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 is not material to the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company has not adopted the standard to measure its assets or liabilities at the fair value option.

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. PTL is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

Podium Technology Limited and Subsidiary
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 3 - Business Combinations and Acquisitions

On June 18, 2008, PTL acquired all of the outstanding equity of Yinlips and became a wholly-owned subsidiary when the full purchase price as originally approved by the Chinese authorities was paid. The results of Yinlips’ operations have been included in the consolidated financial statements since that date. On June 11, 2008, the original Equity Transfer Agreement was restated among the Company and the owners of Yinlips to increase the purchase price to its assessed market value of RMB 19,200,000. The aggregated purchase price was RMB 19,200,000 (USD $2,802,002), including RMB 1 million (USD $120,967) of registered capital which was financed with a combination of cash and debt issuance. The transaction was accounted for using the purchase method of accounting in accordance with SFAS 141R, Business Combinations.

Yinlips Digital Technology (Shenzhen) Co., Ltd. (“Yinlips”) was established in 2001, and is a Chinese hi-tech company. Yinlips’ business includes design, manufacture, and marketing of CRTs, LCDs, and a series of portable digital devices, including portable DVDs, Palm PCs, MP3s, Mp4s, PMPs, Mp4+Games, Game cards, and digital photo frames.

The fair value of assets acquired and liabilities assumed consist of the following:
	Net assets on book	Negative goodwill	Net assets acquired at fair value
Current assets	$6,384,744	$(466,920)	$5,917,824
Fixed assets	803,221	(803,221)	-
Other assets	16,434	-	16,434
Total assets acquired	7,204,399	(1,270,141)	5,934,258
Current Liabilities	(3,132,018)	-	(3,132,018)
Total liabilities assumed	(3,132,018)	-	(3,132,018)
Foreign Currency Translation	-	-	(238)
Net assets acquired	$4,072,381	$(1,270,141)	$2,802,002

The negative goodwill is allocated as follows:
Fixed assets	$803,221
Allowance for doubtful accounts	322,360
Allowance for obsolete inventories	94,303
Refundable purchase price paid	50,257
Foreign currency translation adjustment	238
Total	$1,270,379

The acquisition consideration comprised of the following:
Cash paid per original agreement	$144,836
Amount due per restated agreement	2,657,166
Total purchase price	$2,802,002

Pro Forma Financial Statements

The pro forma financial reflects the pro forma results of operations for the nine months ended September 30, 2008 and the year ended December 31,2007, as if the Company had completed the acquisition of Yinlips’ net assets as of Jan 1, 2007. The pro forma results are not necessarily indicative of either future results of our operations or results that might have been achieved had the acquisition actually occurred since the beginning of 2007.
	For nine months ended	For year ended
	September 30, 2008	December 31, 2007
Sales	$17,829,169	$21,304,717
Cost of goods sold	13,865,754	16,883,580
Net income (loss)	$1,837,830	$2,320,545

Podium Technology Limited and Subsidiary
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 4 - Cash and Cash Equivalents

Cash and Cash Equivalents consist of the following:
	September 30,	December 31,
	2008	2007
Cash on hand	$14,012	$51
Cash in bank	2,876	205
Total	$16,888	$256

Note 5 - Accounts Receivable

Accounts receivable consists of the following:
	September 30,	December 31,
	2008	2007
Accounts receivable	$4,837,823	$-
Allowance for doubtful accounts	(473,974)	-
Total	$4,363,849	$-

The provision for bad debts increased by $459,768 in the nine months ended September 30, 2008, as follows:

	September 30,	December 31,
	2008	2007
Beginning of year	$14,206	$-
Current period additions	459,768	-
End of period	$473,974	$-
*Additional increase in provision for bad debts is due to business combination & acquisition of Yinlips. (Note 3)

Note 6 - Inventories

Inventory consists of the following:
	September 30,	December 31,
	2008	2007
Raw materials	$2,167,565	$-
Finished goods	651,502	-
Less: allowance for obsolete inventories	(847,100)	-
Total	$1,971,967	$-

Management uses the specific identification method to provide an allowance for obsolete or slow-moving inventory items, including finished goods and raw materials. The allowance for obsolescence increased by $761,968 in the nine months ended September 30, 2008 as follows:
	September 30,	December 31,
	2008	2007
Beginning of year	$85,132	$-
Additions	761,968	-
End of year	$847,100	$-
*Additional increase in allowance for obsolescence is due to business combination and acquisition of Yinlips. (Note 3)

Podium Technology Limited and Subsidiary
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 7 - Refundable Purchase Price Paid

The Company intends to acquire a digital technology company for which they paid RMB 5,771,000 ($791,204) as a deposit. On December 31, 2007, the Company disclosed that this business combination was expected to be completed on June 30, 2008. If the transaction is not completed on time the deposit will be fully refunded. However, on May 10, 2008, the two parties decided to delay the deal closing date to the end of August 2008 due to change of the operation circumstances from both the Company and the acquired. On July 19, 2008, both parties renegotiated and signed a refund agreement in which the digital technology company agreed to refund RMB3,000,000 (Approximately $439,000) on September 15, 2008 and RMB 2,771,000 (Approximately $405,000) on October 5, 2008 unless the merger goes forward. By September 30, 2008, the Company had received $517,477 refund and the balance of $273,727 will be paid in October 2008.
.
Note 8 - Deposit Paid for Plant Renovation

In the third quarter of 2007, the Company signed a contract for new plant renovation and paid a deposit of RMB 5,000,000 (USD $685,500). The contract was terminated in January 2008 because of new environmental regulations enforced by the local government which prohibits the establishment of a plant within the designated area. The Company then entered an agreement with the original contractor to pay a penalty of RMB 300,000 ($42,552) and the rest of the deposit would be refunded by the end of March 31, 2008. The Company has the intention to continue with the plant renovation for its business expansion therefore renegotiated and signed a supplemental agreement on March 25, 2008 and agreed upon a plan to resolve the paid-in deposit. On July 19, 2008, the two parties amended the supplemental agreement and decided that the contractor to refund RMB 2,500,000 (Approximately $365,000) on September 20, 2008 and RMB 2,200,000 (Approximately $322,000) on October 10, 2008 unless the renovation begins. By September 30, 2008, the Company had received $ 578,701 refund and the balance of $ 106,799 will be paid in October, 2008.

Note 9- Fixed Assets

Fixed assets consist of the following:

	September 30,	December 31,
	2008	2007
Molds	$146,128	$-
Office equipment	858	-
Accumulated Depreciation	(7,735)	-
Total Fixed Assets - Net	$139,251	$-

The depreciation expense is $7,580 for the nine month ended September 30, 2008.

	September 30,	December 31,
	2008	2007
Cost of goods sold	$7,536	$-
Operating expenses	44	-
Total	7,580	-

Podium Technology Limited and Subsidiary
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 10 - Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following:
	September 30,	December 31,
	2008	2007
Accounts payable	$798,743	$-
Accrued liabilities	144,087	-
Other payables	213,598	-
Total	$1,156,429	$-

Note 11 - Due to Related Parties

Guo Mingguo, Vice President of the company, made a payment $73,150 to the suppliers.

On January 5, 2008, PTL and Yinlips agreed that the owners of Yinlips would transfer their 100% ownership in its registered capital of RMB 1 million to PTL. This agreement was approved by the Chinese authorities on January 16, 2008. The two parties also agreed upon that the first payment (10% of the total consideration) to be made on April 2008, and the rest of the payments will be made within the next six months. On April 29, 2008, the company made its first payment of USD $14,893 to Yinlips’ owners, and a subsequent payment of USD $122,943 on June 18, 2008. On June 11, 2008, PTL decided to acquire all of the outstanding equity of Yinlips pursuant to the Equity Transfer Agreement and restated among the Company and the owners of Yinlips at its assessed market value of RMB 19,200,000. The payments for the residual purchase price in the amount of USD $2,668,152 (RMB 18,200,000) will be made by the end of 2008.

Note 12 - Short Term Loans

On May 30, 2008, PTL was indebted for two bridge notes from Midsouth Investment and Trillion Investment. The principal amounts on the notes are $300,000 each and are secured by various assets and properties of the company. The term of the notes bear interest at the rate of 12 percent per annum, compounded annually with a six months term. A warrant was issued to each lender to purchase conversions shares of the Company. The warrant is exercisable for that number of conversion shares determined by dividing the Warrant Coverage Amount (50% of the principal amount of the note) by the Conversion Price prior to May 30, 2013. The fair market value of the warrant is equal to 0.01% of the principal amount of the note to which it relates.

Note 13 - Various Taxes Payable

Various taxes payable consists of the following:
	September 30,	December 31,
	2008	2007
Value-added taxes (VAT) payable:	$52,180	$-
Other misc. taxes/levies	2,087	-
Total	$54,267	$-

The other misc taxes/levies included City development levies and Educational levies. The City development levies and Educational levies are respectively 1% and 3% of last month VAT.

Podium Technology Limited and Subsidiary
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 14 - Wages Payable

The wages payable consists of the following:
	September 30,	December 31,
	2008	2007
Wages payable	$117,565	$-
Benefits payable	405,723	-
Total	$523,288	$-

Note 15 - Corporate Tax Payable

As a manufacturing enterprise established in Shenzhen, PRC, Yinlips was entitled to a preferential Enterprise Income Tax (”EIT”) rate. Since 2008, the local government has increased the EIT rate from 15% to 18%. Yinlips is currently applying for the High-Tech Enterprise title. If the application is approved by the local government, Yinlips will have a tax holiday of 2 years 100% exemption starting from the first profitable year, and followed by 3 years of 50% tax deduction, and after that, Yinlips will have to pay corporate income taxes at normal EIT rate.

The corporate income tax expense and payable are as follows:
	September 30,	December 31,
	2008	2007
Corporate income tax expense paid	$10,504	$-
Corporate income tax payable	$129,749	$-

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Yinlips’ tax filings in the PRC may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Yinlips’ tax filings which may lead to additional tax liabilities.

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:
	September 30,	December 31,
	2008	2007
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC preferential enterprise income tax rate	18%	15%
Provision for income tax	18%	15%

Podium Technology Limited and Subsidiary
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 16 - Shareholders’ Equity

Issuance of Common Stock

Yinlips was authorized to issue 50,000 shares of common stock with par value of $1.00. In October 2007, Yinlips issued 50,000 shares to Wong Kowk Fu at par value subject to a share subscription agreement. The Subscription Receivable balances as of September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007
Share subscription receivable	$0	$(47,492)

Warrants

On May 30, 2008, PTL was indebted for two bridge notes from Midsouth Investment and Trillion Investment. A warrant was issued to each lender to purchase conversions shares of the Company. The warrant is exercisable for that number of conversion shares determined by dividing the Warrant Coverage Amount (50% of the principal amount of the note) by the Conversion Price prior to May 30, 2013. The fair market value of the warrant is equal to 0.01% of the principal amount of the note to which it relates.

Note 17 - Statutory Reserves

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, Yinlips is required to make annual appropriations to a statutory surplus reserve fund that is to allocate total 15% its profits after taxes, as determined in accordance with the PRC accounting standards applicable to Yinlips, to a statutory surplus reserve until such reserves reach 50% of the registered capital of Yinlips. The management made appropriation of $60,843 for this surplus reserve in 2008. This amount is the 50% of the registered capital of Yinlips. Yinlips does not need to make this surplus reserve any more until increasing the registered capital.

Note 18 - Commitments and Contingencies

Operating Lease Commitments

Yinlips has entered into several tenancy agreements in respect to the plant and the office. As of March 31, 2007 the Yinlips commitment of minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:
Years	Amounts
2008	$44,540
2009	37,893
2010	22,105
2011
Thereafter
$104,538
Total rental expenses for the nine months ended September 30, 2008 amounted to $72,217 respectively.

Podium Technology Limited and Subsidiary
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 18 - Commitments and Contingencies (continued)

Refundable Purchase Price Paid

The Company intends to acquire a digital technology company for which they paid RMB 5,771,000 ($791,204) as a deposit. On December 31, 2007, the Company disclosed that this business combination was expected to be completed on June 30, 2008. If the transaction is not completed on time the deposit will be fully refunded. However, on May 10, 2008, the two parties decided to delay the deal closing date to the end of August 2008 due to change of the operation circumstances from both the Company and the acquired. On July 19, 2008, both parties renegotiated and signed a refund agreement in which the digital technology company agreed to refund RMB3,000,000 (Approximately $439,000) on September 15, 2008 and RMB 2,771,000 (Approximately $405,000) on October 5, 2008 unless the merger goes forward. By September 30, 2008, the Company had received $517,477 refund and the balance of $273,727 will be paid in October,2008 according to the agreement between the two sides.

Deposit Paid for Plant Renovation

In the third quarter of 2007, the Company signed a contract for new plant renovation and paid a deposit of RMB 5,000,000 (USD $685,500). The contract was terminated in January 2008 because of new environmental regulations enforced by the local government which prohibits the establishment of a plant within the designated area. The Company then entered an agreement with the original contractor to pay a penalty of RMB 300,000 ($42,552) and the rest of the deposit would be refunded by the end of March 31, 2008. The Company has the intention to continue with the plant renovation for its business expansion therefore renegotiated and signed a supplemental agreement on March 25, 2008 and agreed upon a plan to resolve the paid-in deposit. On July 19, 2008, the two parties amended the supplemental agreement and decided that the contractor to refund RMB 2,500,000 (Approximately $365,000) on September 20, 2008 and RMB 2,200,000 (Approximately $322,000) on October 10, 2008 unless the renovation begins. By September 30, 2008, the Company had received $578,701 refund. The balance of $106,799 will be paid in October, 2008 according to the agreement between the two sides.
Business Combinations and Acquisitions of Yinlips

On January 5, 2008, PTL and Yinlips agreed that the owners of Yinlips would transfer their 100% ownership in its registered capital of RMB 1 million to PTL. This agreement was approved by the Chinese authorities on January 16, 2008. The two parties also agreed upon that the first payment (10% of the total consideration) to be made on April 2008, and the rest of the payments will be made within the next six months. On April 29, 2008, the company made its first payment of $14,893 to Yinlips’ owners, and a subsequent payment of $122,943 on June 18, 2008. On June 11, 2008, PTL decided to acquire all of the outstanding equity of Yinlips pursuant to the Equity Transfer Agreement and restated among the Company and the owners of Yinlips at its assessed market value of RMB 19,200,000. The payments for the residual purchase price in the amount of $2,668,152 (RMB 18,200,000) will be made by the end of 2008.

Note 19 - Current Vulnerability Due to Certain Concentrations

Yinlips’ operations are all carried out in the PRC. Accordingly, Yinlips’ business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

Yinlips’ operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Yinlips’ results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 20 -Subsequent Events

On October 17, 2008, the Company was acquired by SRKP 17, Inc., which is a development stage company, incorporated under the laws of the State of Delaware on December 7, 2006, pursuant to a Share and Warrant Exchange Agreement. In consideration, the SRKP 17, Inc. will issue an aggregate of 65,795 shares of the its common stock, $0.0001 par value and warrants to purchase 300,000 its shares to the shareholders of the Company. As a result of this transaction, the Company became a wholly-owned subsidiary of SRKP 17, Inc. On October 20, 2008, SRKP 17, Inc. changed its name from SRKP 17, Inc. to Yinlips Technology, Inc.

Yinlips Digital Technology (Shenzhen) Co., Ltd.
Balance Sheets
(In US Dollars)

	September 30,		December 31,
	2008	2007	2007	2006
	(Unaudited)	(Unaudited)

Assets
Current Assets
Cash and cash equivalents (Note 3)	$16,141	$7,316	$20,287	$21,832
Accounts receivable, net (Note 4)	4,738,661	1,731,120	2,020,275	1,479,870
Inventories, net (Note 5)	2,728,223	1,039,026	1,622,372	955,021
Refundable purchase price paid (Note 6)	273,727	769,736	791,204	-
Plant renovation deposit (Note 7)	106,799	666,900	685,500	-
Total current assets	7,863,551	4,214,098	5,139,638	2,456,723
Fixed assets, net (Note 8)	1,629,040	1,450,692	1,503,192	1,359,048
Other receivables	16,473	24,008	15,437	2,129
Total Assets	$9,509,064	$5,688,798	$6,658,267	$3,817,900

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities (Note 9)	$1,156,428	$1,504,683	$1,120,591	$1,097,725
Various taxes payable (Note 10)	54,267	61,433	81,277	55,835
Wages payable (Note 11)	523,288	305,220	368,594	184,175
Corporate taxes payable (Note 12)	129,749	91,011	195,041	184,511
Due to related parties (Note 13)	518,625	-	-	7,913
Total current liabilities	2,382,357	1,962,347	1,765,503	1,530,159

Commitments and contingencies (Note 16)	-	-	-	-

Shareholders' Equity
Paid-in capital (Note 14)	120,967	120,967	120,967	120,967
Accumulated other comprehensive income	694,586	192,488	328,092	73,234
Restricted earnings (Note 15)	70,881	70,881	70,881	70,881
Retained earnings (unrestricted)	6,240,273	3,342,115	4,372,824	2,022,659
Total Shareholders' Equity	7,126,707	3,726,451	4,892,764	2,287,741
Total Liabilities and Shareholders' Equity	$9,509,064	$5,688,798	$6,658,267	$3,817,900

The accompanying notes are an integral part of these financial statements.

Yinlips Digital Technology (Shenzhen) Co., Ltd.
Statements of Operations
(In US Dollars)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Sales	$5,509,358	$5,033,171	$17,829,169	$14,305,912
Cost of goods sold	(4,244,747)	(4,062,013)	(13,865,754)	(11,607,047)
Gross Profit	1,264,611	971,158	3,963,415	2,698,865

Selling Expenses	144,176	112,943	469,995	325,439
General and administrative	93,578	63,693	411,118	137,536
Research and development	246,521	216,078	716,818	640,929
Depreciation of property, plant and equipment	19,291	15,046	56,726	44,503
Total operating expenses	503,566	407,760	1,654,657	1,148,407
Income from operations	761,045	563,398	2,308,758	1,550,458

Other income (expenses)
Interest income (expense), net	531	523	1,256	1,793
Penalty on renovation contract	(459)	-	(43,011)	-
Other income (expense), net	(36)	(89)	-	50
Total other income (expenses)	36	434	(41,755)	1,843

Income before income taxes	761,081	563,832	2,267,003	1,552,301
Income taxes (Note 12)	(122,929)	(84,575)	(399,554)	(232,845)

Net income	638,152	479,257	1,867,449	1,319,456

Other Comprehensive Income:
Foreign currency translation adjustment	15,035	49,616	366,494	119,254
Comprehensive Income	$653,187	$528,873	$2,233,943	$1,438,710

The accompanying notes are an integral part of these financial statements.

Yinlips Digital Technology (Shenzhen) Co., Ltd.
Statements of Cash Flows
(In US Dollars)

	For Nine Months Ended		For Years Ended
	September 30,		December 31,
	2008	2007	2007	2006
Cash Flows From Operating Activities	(Unaudited)	(Unaudited)
Net Income	$1,867,449	$1,319,456	$2,350,165	$1,415,307
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	147,890	111,647	152,660	87,326
Changes in operating assets and liabilities:
Accounts receivable, net	(2,718,386)	(251,250)	(540,405)	(829,557)
Refundable purchase price paid	517,477	(769,736)	(791,204)	-
Plant renovation deposit	578,701	(666,900)	(685,500)	-
Other receivables	(1,036)	(21,879)	(13,308)	(270)
Inventories, net	(1,105,851)	(84,005)	(667,351)	(482,038)
Accounts payable and accrued liabilities	35,837	406,958	22,866	420,828
Various taxes payable	(27,010)	5,598	25,442	24,219
Wages payable	154,694	121,045	184,419	103,335
Corporate tax payable	(65,292)	(93,500)	10,530	151,970
Net cash provided (used) by operating activities	(615,527)	77,434	48,314	891,120

Cash Flows From Investing Activities
Purchases of property and equipment	(172,730)	(151,230)	(209,275)	(906,717)
Net cash used by investing activities	(172,730)	(151,230)	(209,275)	(906,717)

Cash Flows From Financing Activities
Due to related parties	518,625	(7,913)	(7,913)	(2,518)
Net cash provided (used) by financing activities	518,625	(7,913)	(7,913)	(2,518)
Effect of exchange rate changes on cash	265,486	67,193	167,329	23,396
Net increase (decrease) in cash and cash equivalents	(4,146)	(14,516)	(1,545)	5,281
Cash and cash equivalents, beginning of period	20,287	21,832	21,832	16,551
Cash and cash equivalents, end of period	$16,141	$7,316	$20,287	$21,832

Supplemental disclosure information:
Interest expense paid	$-	$-	$-	$-
Income taxes paid	$269,804	$141,834	$411,155	$249,760

The accompanying notes are an integral part of these financial statements.
Yinlips Digital Technology (Shenzhen) Co., Ltd.
Statements of Changes in Shareholders’ Equity and Comprehensive Income
(In US Dollars)

	Paid in Capital	Retained Earnings	Retained Earnings Restricted	Accumulated Other Comprehensive Income	Total	Comprehensive Income
Balance at December 31, 2005	$120,967	$607,352	$70,881	$14,928	$814,128
Net income for the year	-	1,415,307	-	-	1,415,307	$1,415,307
Foreign currency translation
adjustment	-	-	-	58,306	58,306	58,306
Comprehensive income	-	-	-	-	-	$1,473,613

Balance at December 31, 2006	120,967	2,022,659	70,881	73,234	2,287,741
Net income for the year	-	2,350,165	-	-	2,350,165	$2,350,165
Foreign currency translation
adjustment	-	-	-	254,858	254,858	254,858
Comprehensive income	-	-	-	-	-	$2,605,023

Balance at December 31, 2007	120,967	4,372,824	70,881	328,092	4,892,764
Net income for 9 months
ended September 30, 2008	-	1,867,449	-	-	1,867,451	$1,867,449
Foreign currency translation
adjustment	-	-	-	366,494	366,494	366,494
Comprehensive income	-	-	-	-	-	$2,233,943

Balance at September 30, 2008	$120,967	$6,240,273	$70,881	$694,586	$7,126,709

The accompanying notes are an integral part of these financial statements.

Yinlips Digital Technology (Shenzhen) Co., Ltd.
Notes to Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 1 - Organization and Nature of Business

Yinlips Digital Technology (Shenzhen) Co., Ltd. (“Yinlips”, or “the Company”) was established in 2001, and is a Chinese hi-tech company. The Company’s business includes design, manufacture, and marketing of CRTs, LCDs, and a series of portable digital devices, including portable DVDs, Palm PCs, MP3s, Mp4s, PMPs, Mp4+ Games, Game cards, and digital photo frames. Yinlips also accepts ODM and OEM orders from the United States, Europe, South America, and Southeast Asia.

On December 27, 2007, the Company signed an Equity Transfer Agreement with Podium Technology Limited (“PTL”). On January 5, 2008, the two parties agreed that the owners of Yinlips would transfer their 100% ownership in its registered capital of RMB 1 million to PTL. This Agreement was approved by the Chinese authorities on January 16, 2008.

Podium Technology Limited (“PTL”) was established on July 3, 2007 in the British Virgin Islands and the registered office is located at OMC Chamers, P.O. Box 3215, Road Town, Tortolar, British Virgin Islands. PTL authorized 50,000 shares, par value $1 per share. On October 3, 2007, PTL issued 50,000 shares at par value to Mr. Wong Kowk Fu, the director of PTL. Mr. Wong holds 100% of the shares of PTL, an investment holding company that had no subsidiary before this transaction.

On June 18, 2008, PTL completed the acquisition of Yinlips and became wholly-owned subsidiary of PTL.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

On June 18, 2008, PTL completed the acquisition of Yinlips and became wholly-owned subsidiary of PTL. The accompanying financial statements of the Company are these of Yinlips only.

Use of Estimates

The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash on deposit with various financial institutions in the PRC, and all highly-liquid investments with original maturities of three months or less at the time of purchase. Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit.

Advertising

The Company expenses advertising costs as incurred. Advertising is included in selling expenses for financial reporting.

Foreign Currency Transactions and Translations

The Company’s reporting currency is the U.S. dollar. The company operates in China and uses Renminbi as its functional currency. The financial statement is translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange in the period for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income or loss as a component of shareholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in other income.

Yinlips Digital Technology (Shenzhen) Co., Ltd.
Notes to Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB)

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2006	7.79750	7.96369
Year ended December 31, 2007	7.29395	7.59474
Nine months ended September 30, 2007	7.49738	7.65462
Nine months ended September 30, 2008	6.83527	6.97496

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", which establishes standards for the reporting and displaying of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

Allowance for doubtful accounts receivable

The allowance for doubtful accounts is provided using a factor of 0.5% of the year-end or period-end total accounts receivable trade balances.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts periodically. Management’s judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms, significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends that could have a significant impact on the collectability of receivables and its operating results. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories, which are primarily comprised of raw materials, packaging materials, work-in-progress, semi-assembled goods and finished goods, are stated at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) method. Cost is determined on the basis of a moving average costing method. The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis and uses specific identification method to make the reserves.

Research and Development Costs
Research and development costs are expensed to operation as incurred. The Company has spent $716,818, $ 640,929,, $867,903, and $236,041 on research and development for the six months ended September 30, 2008 and 2007, and the years ended December 31, 2007 and 2006, respectively.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, with an estimated 5% salvage value of original cost, over the estimated useful lives of the assets listed below.

Expenditures for repairs and maintenance, if not to improve or extend the expected useful lives of the assets, are expensed as incurred while major replacements and improvements are capitalized.

When property or equipment is retired or disposed of, the cost and accumulated depreciation are removed from the accounts, with any resulting gains or losses being included in net income or loss in the year of disposition.

Yinlips Digital Technology (Shenzhen) Co., Ltd.
Notes to Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Building	20 years
Molds	5 years
Machinery &Equipment	5 years
Electronic Equipment	5 years
Computer Software	5 years
Computer Equipment	5 years
Office Equipment	5 years
Other Equipment	5 years
Automobiles	5 years
Leasehold Improvement	5 years

Income Taxes

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Goodwill

The Company adopted SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS 142”) on January 1, 2002. Under SFAS 142, goodwill is no longer amortized, but tested for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. The Company does not have Goodwill and Intangible Assets since 2005.

Revenue Recognition

The company revenue is derived from the sale of products. The Company recognizes revenue from the sale of products in accordance with SAB 104. Under SAB 104, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectability is reasonably assured. In general, the Company recognizes revenue upon the shipment of goods. The Company does grant customers a right to return products. Such returns are recorded as incurred and have been immaterial for all the periods presented.

Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

Yinlips Digital Technology (Shenzhen) Co., Ltd.
Notes to Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

•	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
•	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
•	Permits an entity to choose 'Amortization method' or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.
•
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

•
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006.

The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal 2008. The adoption of EITF Issue No. 06-3 did not have a material impact on the Company’s consolidated results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation had no impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has adopted the standard effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 is not material to the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company has not adopted the standard to measure its assets or liabilities at the fair value option.

Yinlips Digital Technology (Shenzhen) Co., Ltd.
Notes to Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

Note 3 - Cash and Cash Equivalents

Cash and Cash Equivalents consist of the following:
	September 30,		December 31,
	2008	2007	2007	2006
Cash on hand	$13,960	$3,497	$4,256	$10,555
Cash in bank	2,181	3,819	16,031	11,277
Total	$16,141	$7,316	$20,287	$21,832

Note 4 - Accounts Receivable
	September 30,		December 31,
	2008	2007	2007	2006
Accounts receivable	$4,753,820	$1,738,866	$2,034,481	$1,487,317
Allowance for doubtful accounts	(15,159)	(7,745)	(14,206)	(7,447)
Total	$4,738,661	$1,731,120	$2,020,275	$1,479,870

Accounts receivable consists of the following:

The provision for bad debts increased by $953, $298 , $6,759 and $4,170 for the Nine month ended September 30, 2008 and 2007, and the years ended December 31, 2007 and 2006, respectively, as follows:
	September 30,		December 31,
	2008	2007	2007	2006
Beginning of year	$14,206	$7,447	$7,447	$3,277
Addition	953	298	6,759	4,170
End of year	$15,159	$7,745	$14,206	$7,447

Yinlips Digital Technology (Shenzhen) Co., Ltd.
Notes to Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 5 - Inventories

Inventory consists of the following:
	September 30,		December 31,
	2008	2007	2007	2006
Raw materials	$2,167,565	$423,394	$467,658	$446,370
WIP		508,259	504,698	-
Finished goods	651,503	190,195	735,148	585,107
Semi-assembled goods	-	-	-	3,181
Less: Allowance for obsolete inventories	(90,845)	(82,822)	(85,132)	(79,637)
Total	$2,728,223	$1,039,026	$1,622,372	$955,021

Management uses the specific identification method to provide an allowance for obsolete or slow-moving inventory items, including finished goods and raw materials. The allowance for obsolescence increased by $5,713, $3,185, $5,495 and $60,294 for the Nine month ended September 30, 2008 and 2007, and the years ended December 31, 2007 and 2006, respectively.

	September 30,		December 31,
	2008	2007	2007	2006
Beginning of year	$85,132	$79,637	$79,637	$19,343
Additions	5,713	3,185	5,495	60,294
End of year	$90,845	$82,822	$85,132	$79,637

Note 6 - Refundable Purchase Price Paid

The Company intends to acquire a digital technology company for which they paid RMB 5,771,000 ($791,204) as a deposit. On December 31, 2007, the Company disclosed that this business combination was expected to be completed on June 30, 2008. If the transaction is not completed on time the deposit will be fully refunded. However, on May 10, 2008, the two parties decided to delay the deal closing date to the end of August 2008 due to change of the operation circumstances from both the Company and the acquired. On July 19, 2008, both parties renegotiated and signed a refund agreement in which the digital technology company agreed to refund RMB3,000,000 (Approximately $439,000) on September 15, 2008 and RMB 2,771,000 (Approximately $405,000) on October 5, 2008 unless the merger goes forward. As of September 30, 2008, the Company has received $517,477 refund and the balance of $273,727 will be paid in October 2008.

Note 7 - Deposit Paid for Plant Renovation

In the third quarter of 2007, the Company signed a contract for new plant renovation and paid a deposit of RMB 5,000,000 (USD $685,500). The contract was terminated in January 2008 because of new environmental regulations enforced by the local government which prohibits the establishment of a plant within the designated area. The Company then entered an agreement with the original contractor to pay a penalty of RMB 300,000 ($42,552) and the rest of the deposit would be refunded by the end of March 31, 2008. The Company has the intention to continue with the plant renovation for its business expansion therefore renegotiated and signed a supplemental agreement on March 25, 2008 and agreed upon a plan to resolve the paid-in deposit. On July 19, 2008, the two parties amended the supplemental agreement and decided that the contractor to refund RMB 2,500,000 (Approximately $365,000) on September 20, 2008 and RMB 2,200,000 (Approximately $322,000) on October 10, 2008 unless the renovation begins. As of September 30, 2008, the Company has received $ 578,701 refund and the balance of $ 106,799 will be paid in October 2008.

Yinlips Digital Technology (Shenzhen) Co., Ltd.
Notes to Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 8 - Fixed Assets
Fixed assets consist of the following:
	September 30,		December 31,
	2008	2007	2007	2006
Building	$888,853	$810,358	$832,958	$779,190
Molds	310,155	76,827	130,519	70,905
Machinery and Equipments	670,613	611,390	628,442	452,348
Computer software	4,170	2,934	3,016	2,822
Office equipment	52,590	44,041	47,547	41,705
Automobiles	86,844	79,174	81,383	73,583
Leasehold improvements	128,744	117,374	120,648	109,089
Total Fixed Assets - Cost	2,141,969	1,742,098	1,844,513	1,529,642
Accumulated Depreciation	(512,929)	(291,406)	(341,321)	(170,594)
Total Fixed Assets - Net	$1,629,040	$1,450,692	$1,503,192	$1,359,048

The depreciation expenses are $147,890, $111,647, $152,660 and $87,326 for the Nine month ended September 30,, 2008 and 2007, and the years ended December 31, 2007 and 2006, respectively.

	September 30,		December 31,
	2008	2007	2007	2006
Cost of goods sold	$73,559	$49,900	$125,191	$55,558
Operating expenses	77,331	61,747	27,469	31,768
Total	$147,890	$111,647	$152,660	$87,326

Note 9 - Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following:
	September 30,		December 31,
	2008	2007	2007	2006
Accounts payable	$798,743	$950,425	$978,777	$1,027,283
Accrued liabilities	144,087	80,693	100,684	68,646
Other payables	213,598	473,566	41,130	1,796
Total	$1,156,428	$1,504,683	$1,120,591	$1,097,725

Note 10 - Various Taxes Payable

Various taxes payable consists of the following:
	September 30,		December 31,
	2008	2007	2007	2006
Value-added taxes (VAT) payable	$52,180	$57,720	$80,115	$41,230
Business taxes			-	11,542
Other miscellaneous taxes/levies	2,087	3,713	1,162	3,063
Total	$54,267	$61,433	$81,277	$55,835

The other misc taxes/levies included City development levies and Educational levies. The City development levies and Educational levies are respectively 1% and 3% of last month VAT.

Yinlips Digital Technology (Shenzhen) Co., Ltd.
Notes to Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 11 - Wages Payable

The wage payable consists of the following:
	September 30,		December 31,
	2008	2007	2007	2006
Wages payable	$117,565	$98,080	$106,773	$60,496
Benefits payable	405,723	207,140	261,821	123,679
Total	$523,288	$305,220	$368,594	$184,175

Note 12 - Income Tax

As a manufacturing enterprise established in Shenzhen, PRC, the Company was entitled to a preferential Enterprise Income Tax (”EIT”) rate. Since 2008, the local government has increased the EIT rate from 15% to 18%. The company is currently applying for the High-Tech Enterprise title. If the application is approved by the local government, the Company will have a tax holiday of 2 years 100% exemption starting from the first profitable year, and followed by 3 years of 50% tax deduction, and after that, the Company will have to pay corporate income taxes at normal EIT rate.

The provision for taxes on earnings consists of:
	September 30,		December 31,
	2008	2007	2007	2006
Current income taxes expense:
PRC Enterprises Income Tax	$399,554	$232,845	$411,155	$249,760
United States Federal Income Tax	-		-	-
Total	$399,554	$232,845	$411,155	$249,760

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:
	September 30,		December 31,
	2008	2007	2007	2006
U.S. statutory rate	34%	34%	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%	-34%	-34%
PRC preferential enterprise income tax rate	18%	15%	15%	15%
Provision for income tax	18%	15%	15%	15%

The corporate income tax payables are as follows:
	September 30,		December 31,
	2008	2007	2007	2006
Corporate income tax payable	$129,749	$91,011	$195,041	$184,511

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings in the PRC may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

Note 13 - Due to related parties

For the Nine months ended September 30, 2008, PTL paid an auditing fee of $100,000 on behalf of Yinlips.
Guo Mingguo, Vice President of the Company, paid $73,150 to the suppliers.
The Company borrowed $345,475 from PTL as working capital without interest.

Yinlips Digital Technology (Shenzhen) Co., Ltd.
Notes to Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 14 - Paid In Capital

The owners and their corresponding ownership interests are summarized as follows:

	September 30,			December 31,
	2008	2007		2007	2006
Zhao, Zifong		$	$ 114,919	$114,919	$91,935
Zhang, Weichang			6,048	6,048	29,032
Podium Technology Limited	120,967
Total	$120,967	$120,967	120,967	$120,967	$120,967

On April 9, 2007, Zhang, Weichang sold 19% of the Company's ownership that currently owned by him to Zhao, Taishen at $25,213. After this transaction, the ownership changed to Zhao, Zifong (AKA Zhao, Taishen) for 95% and Zhang, Weichang for 5%. In January 2008, Zhao, Zifong (AKA Zhao, Taishen), who owned 95% of the company’s ownership, and Zhang, Weichang, who owned 5% of the company’s ownership, sold all their ownership of the Company to Podium Technology Limited with total proceeds of RMB 1 million. On June 18, 2008, Podium Technology Limited completed the acquisition of Yinlips.

Note 15 - Statutory Reserves

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the Company is required to make annual appropriations to a statutory surplus reserve fund that is to allocate total 15% its profits after taxes, as determined in accordance with the PRC accounting standards applicable to the Company, to a statutory surplus reserve until such reserves reach 50% of the registered capital of the Company. The management made appropriation of $70,881 for this surplus reserve in 2005. This amount is over the 50% of the registered capital of the Company. The company does not need to make this surplus reserve any more until increasing the registered capital.

Note 16 - Commitments and Contingencies

Operating Lease Commitments

As of the balance sheet date, the Company has entered into several tenancy agreements in respect to the plant and the office. As of March 31, 2007 the Company’s commitments for minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:
Commitments payable
2008	$44,540
2009	37,893
2010	22,105
2011
Thereafter
$104,538
Total rental expenses are $72,217, $55,696 , $101,444, and $170,688 for the Nine months ended September 30, 2008 and 2007, and year ended December 31, 2007 and 2006, respectively.

Transaction with Podium Technology Limited

The owners of the Company signed the Equity Transfer Agreement with Podium Technology Limited on December 27, 2007 and agreed to sell 100% ownership to Podium Technology Limited. Podium Technology Limited (“PTL”) was established on July 3, 2007 in British Virgin Islands and is an investment holding company. The transfer price is base on the negotiation between the two parties in the Company’s registered capital, RMB one million. This agreement has approved by Shenzhen authorities in January, 2008. The two parties agreed that the first payment, 10% of the total consideration, will be in April 2008 and the rest of the purchase price will pay in six months. On April 29, 2008, PTL paid $14,893 to Yinlips’ owners and on June 18, 2008, paid $122,943. After these payments, PTL fully paid the necessary consideration. As of June 18, 2008, PTL completed the acquisition of Yinlips and the Company became wholly-owned subsidiary of PTL.

Yinlips Digital Technology (Shenzhen) Co., Ltd.
Notes to Financial Statements
(Amounts and disclosures at and for the nine months ended September 30, 2008 and 2007 are unaudited)

Note 16 - Commitments and Contingencies (Continued)

Refundable Purchase Price Paid

The Company intends to acquire a digital technology company for which they paid RMB 5,771,000 ($791,204) as a deposit. On December 31, 2007, the Company disclosed that this business combination was expected to be completed on June 30, 2008. If the transaction is not completed on time the deposit will be fully refunded. However, on May 10, 2008, the two parties decided to delay the deal closing date to the end of August 2008 due to change of the operation circumstances from both the Company and the acquired. On July 19, 2008, both parties renegotiated and signed a refund agreement in which the digital technology company agreed to refund RMB3,000,000 (Approximately $439,000) on September 15, 2008 and RMB 2,771,000 (Approximately $405,000) on October 5, 2008 unless the merger goes forward. As of September 30, 2008, the Company had received $517,477 refund and the balance of $273,727 will be paid on October 2008 according to the agreement between the two sides.

Deposit Paid for Plant Renovation

In the third quarter of 2007, the Company signed a contract for new plant renovation and paid a deposit of RMB 5,000,000 (USD $685,500). The contract was terminated in January 2008 because of new environmental regulations enforced by the local government which prohibits the establishment of a plant within the designated area. The Company then entered an agreement with the original contractor to pay a penalty of RMB 300,000 ($42,552) and the rest of the deposit would be refunded by the end of March 31, 2008. The Company has the intention to continue with the plant renovation for its business expansion therefore renegotiated and signed a supplemental agreement on March 25, 2008 and agreed upon a plan to resolve the paid-in deposit. On July 19, 2008, the two parties amended the supplemental agreement and decided that the contractor to refund RMB 2,500,000 (Approximately $365,000) on September 20, 2008 and RMB 2,200,000 (Approximately $322,000) on October 10, 2008 unless the renovation begins. As of September 30, 2008, the Company had received $578,701 refund. The balance of $106,799 will be paid in October 2008 according to the agreement between the two sides.

Note 17 - Current Vulnerability Due to Certain Concentrations

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

