Form 10-K
period 2008-12-31
Yinlips Technology, Inc.
filed 2009-08-21
CIK 1403793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to ______________

Commission File Number: 000-52930

YINLIPS TECHNOLOGY, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8057623 (I.R.S. Employer Identification No.)

Building 3, Baiwangxin Hi-tech Industrial District 1 Nanshan District, Shenzhen, Guangdong People’s Republic of China (Address of principal executive offices)(Zip code)

(86) 755-2906-0002
 (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 7,690,795 shares of common stock outstanding as of August 20, 2009.  The registrant’s common stock is not traded or listed on any exchange.

Documents Incorporated by Reference:  None.

YINLIPS TECHNOLOGY, INC.
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, including in the documents incorporated by reference into this Annual Report on Form 10-K, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding Yinlips Technology, Inc. (the “Company”) and its management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including its financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	our ability to continue to develop and maintain awareness of our brand;

•	our ability to develop and market new products;

•	competitive nature of our industry;

•	market acceptance of our products;

•	compliance and changes in the laws of the People’s Republic of China (“China” or the “PRC”) that affect our operations;

•	continued maintenance of certificates, permits and licenses required to conduct business in China;

•	vulnerability of our business to general economic downturn, especially in the PRC; and

•
the other factors referenced in this report, including, without limitation, under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

These risks and uncertainties, along with others, are also described below under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the parties’ assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1.  BUSINESS.

Overview

SRKP 17, Inc. (“SRKP 17”) was incorporated under the laws of State of Delaware on December 7, 2006. On September 22, 2008, SRKP 17 entered into a share and warrant exchange agreement (the “Exchange Agreement”) with Podium Technology Limited, a company organized under the laws of the British Virgin Islands (“Podium”) and and the sole stockholder and the warrantholders of Podium. Pursuant to the Exchange Agreement, SRKP 17 issued an aggregate of 65,795 shares of its common stock to the stockholder of Podium in exchange for all of the issued and outstanding shares of Podium and warrants to purchase an aggregate of 300,000 shares of its common stock at an exercise price of $1.10 per share to the warrantholders of Podium in exchange for all of the issued and outstanding warrants of Podium (the “Share and Warrant Exchange”).

On October 17, 2008, SRKP 17 closed the Share and Warrant Exchange pursuant to which it became the 100% parent of Podium and assumed the operations of Podium and its wholly-owned subsidiary, Yinlips Digital Technology (Shenzhen) Co., Ltd., a company organized under the laws of the PRC in 2001 (“Shenzhen Yinlips”).  On October 20, 2008, SRKP 17 changed its name to Yinlips Technology, Inc. (“Yinlips US”).

The combination of the two companies is recorded as a recapitalization of Shenzhen Yinlips pursuant to which Shenzhen Yinlips is treated as the continuing entity although Yinlips US is the legal acquirer.  Accordingly, the Company’s historical financial statements are those of Shenzhen Yinlips.

As used in this report, unless otherwise indicated, the terms “we,” “our,” “us,” “Company” and “Yinlips US” refer to Yinlips Technology, Inc., a Delaware corporation, formerly known as SRKP 17, Inc. (“SRKP 17”).

“China” or “PRC” refers to the People’s Republic of China. “RMB” or “Renminbi” refers to the legal currency of China and “$” or “U.S. Dollars” refers to the legal currency of the United States.

Our Company

We conduct our business through our subsidiaries, which include our wholly-owned subsidiary, Podium, and Podium’s wholly-owned subsidiary, Shenzhen Yinlips.  We design, manufacture and market CRT, LCD, and a series of portable electronic devices, including Micro PCs, HD hard disk multimedia players, MP6s, MP5s, MP4s with gaming features, MP3s and digital photo frames. Our core customer base consists of wholesalers and consumer resellers. With the exception of our sales in China, our products are primarily sold to our other customers through original design manufacturer (ODM) sales where our customers purchase our products to resell under their own brand. To a lesser extent, we also sell our products outside of China under our own brand name in countries such as Japan, Brazil and Andorra.

Industry

General

Over the past two decades, technological advancements in the electronic industry have greatly expanded portable device capabilities. Portable electronic devices include portable multimedia players (PMPs), portable computers, PDAs, portable game consoles and other related products. The popularity of these devices is benefiting from reductions in size, weight and construction and improvements in functionality, storage capacity and reliability.

China

China’s market for digital consumer electronics has been growing, due in part to the country’s rapid economic growth. Economic growth in China has led to greater levels of personal disposable income and increased spending among China’s expanding middle-class consumer base. Notwithstanding China’s economic growth, with a population of 1.3 billion people, China’s economic output and consumption rates are still relatively low on a per capita basis compared to developed countries. As China’s economy develops, we believe that disposable income and consumer spending levels will continue to become closer to that of developed countries like the United States.

China’s market share of portable electronic devices is expected to increase. China has a number of benefits in the manufacture of portable electronic devices, which are expected to drive this growth:

•	Low costs. China continues to have a significant low cost of labor as well as easy access to raw materials and land.

•	Proximity to electronics supply chain. Electronics manufacturing in general continues to shift to China, giving China-based manufacturers a further cost and cycle time advantage.

•
Proximity to end-markets. China has focused in recent years on building its research, development and engineering skill base in all aspects of higher end manufacturing, including portable electronic devices.

Competitive Strengths

We believe the following strengths contribute to our competitive advantages and differentiates us from our competitors:

Experienced management team

Our senior management team has extensive business and industry experience, including an understanding of changing market trends, consumer needs, technologies and our ability to capitalize on the opportunities resulting from these market changes. Our Chief Executive Officer, Zhao Zifeng, has over 15 years of experience in the consumer electronics industry, which has been a key factor in establishing long-lasting and valuable business relationships. Other members of our senior management team also have significant experience with respect to key aspects of our operations, including research and development, product design, manufacturing, and sales and marketing.

Design and manufacturing capabilities

We employ a rigorous and systematic approach to product design and manufacturing. We employ a senior design team with members educated by top colleges in China, with an average of 8 to 10 years of experience. Our design team develops and tracks new concepts and ideas from a variety of sources, including direct customer feedback, trade shows, famous domestic universities and research institutions and our core chip suppliers. We have our own SMT automatic production line and the SMT machines made by Panasonic and JUKI. To ensure the stability of product quality and timely delivery of goods, we process the procedure of SMT, soldering, assembly and packaging independently. Our modernized production lines include automated processing equipment and procedures that we can rapidly modify to accommodate new customer requests, designs and specifications. Our use of manual labor during the production process benefits from the availability of relatively low-cost, skilled labor in China. We have received several accreditations, including The International Organization for Standardization (ISO) 9001: 2000, and RoHS certification, attesting to our quality management requirements, manufacturing safety, controls, procedures and environmental performance.

Well-established distribution channels

We sell our products through a well-established network of distributors and resellers allowing us to penetrate customer markets worldwide. We have distributors in nearly every province in China. We attended various trade fairs for electronic products, including China Hi-tech Fair (Shenzhen), Canton Fair, Hong Kong Electronics Fair and International CES Las Vegas to promote our products. Our products are now sold in several famous home appliances chain stores, such as Gome, Suning, Carrefour and Broadway. Many foreign companies, for example, AMERICA HI FI, KINGSTON, MARSHRL, Mormaii, Victory, GAASA, Sankey, Royal, Manta, Werlisa, National Star, Telefunken, Practika Pro, and Aniko are our long-term customers.

Customer first service approach

We provide complete and one-stop services for customers. We offer flexible delivery methods and product feedback opportunities to our customers and provide suitable solutions for any concerns or issues.  We constantly evaluate and identify our strongest customers in each distribution channel and focus our sales efforts towards the largest and fastest growing distributors and resellers. For ODM customers, first hand information will be provided during the production stage and quality assurance issues are closely monitored to ensure that the quality of our products is guaranteed as promised to the customers. In addition, our sales representatives and marketing personnel undergo extensive training, providing them with the skills necessary to answer product and service-related questions, proactively educate potential customers about our products, and promptly resolve customer inquiries.

Our Strategy

Our goal is to be a global leader in the development and manufacturer of portable electronic devices through the following strategies:

•
Enhance brand awareness. We believe that continuing to strengthen our brand will be critical to increasing demand for, and achieving widespread acceptance of, our portable electronic devices. We believe a strong brand offers a competitive advantage and so we intend to devote additional resources to strategic marketing promotion in an effort to increase brand awareness and product recognition and heighten consumer loyalty. We aim to develop the “Yinlips” name into an internationally recognizable brand.

•
Expand sales network and distribution channels. We continue to seek additional penetration in existing markets as well as in new domestic and global markets. We intend to expand our sales and customer service networks of agents and dealers in China and into new and existing international markets. We also intend to develop relationships with a broader set of wholesalers, distributors and resellers and increase ODM sales globally, all in order to expand the market availability of our products. We expect that these relationships will allow us to diversify our customer base and increase the availability and exposure of our products.

•
Build partnerships with existing clients. To further diversify our product offering and strengthen existing client relationships, we intend to explore opportunities for product expansion with existing clients. Our strategy is to establish partnerships with existing clients whereby we develop and manufacture new products based on client needs with the clients contributing a portion of the research and development expenses. We expect that these partnerships will increase our sales revenue and product offerings.

•
Affordable products.   We believe that price is a primary factor in determining how quickly portable electronic devices are adopted by consumers. We continue to explore ways to control the cost of product manufacturing in order to provide our products at low prices to our customers while continuing to offer high quality products.

Products

We currently offer a range of portable electronic devices including the following:

Micro PC. The Micro PC combines the advantages of a laptop, PDA, smart phone, MP5, game player and learning machine, with the Win CE operating system, touch panel, WiFi, Bluetooth, instant messaging (like QQ, MSN or SKYPE), 3D gaming and office software. Demand for Micro PCs has grown as consumers seek smaller footprints for portable computers. Micro PCs offer more versatility and enhanced applications over currently available PDAs and heightened portability over laptop computers. In October 2007, we introduced our first Micro PC, the Micro PC YDP-G69, which has been granted the “Electronics Design Award” by Global Sources. The Micro PC YDP-G69 was our first entry into the notebook computer market. We currently offer four models of the Micro PC.

HD Hard Disk Multimedia Player. We introduced a series of HD hard disk multimedia players that support all video formats including MPEG1/2/4, AVI, H.264, VC1, Xvid, TS, TP, WMV9, MKV, ISO, M2TS, and various audio formats including DTS, AAC, FLAG, AC3, MP3, WMA, PCM. With a capacity of 20G to 160G, HD hard disk multimedia players are able to store up to dozens of movies and thousands of hours of music. It has HOST functions and can be directly connected with a PC so that users are able to download films and music from the internet. It is expected that HD hard disk multimedia players may eventually replace DVDs.

MP6 Player. Our MP6 player has all the functions of the MP5 player and in addition, it has an adopted touch panel and a 2 to 5 megapixel camera so that it can take high definition photos. Our MP6 player also supports long-distance recording and RF functions with a built-in memory of 8G to 16G and an external card of 8G. It can also be used as a hard disk.

MP5 Player. In 2007, we introduced our first MP5 player with the clam-shell design. Our MP5 player has overcome the technical barriers of video conversion and is able to play the popular network video formats, such as 3GP, MP4, Rm and Rmvb. Furthermore, our MP5 player supports 32-bit games and a camera. Additionally, with the use of an audio visual cable, users may record programs on the MP5 players or play games on their television sets.

MP4 Player with Gaming Features. We offer a line of MP4 media players with a variety of features and functions. All of our MP4 media players play audio and video in multiple formats and display JPEG, BMP and GIF images. Users can play content from a wide range of sources. Our MP4 media players can play video files in AVI, MP4, 3GP and ASF formats, and audio files in MP3, WMA, OGG, ACC,AMR and DRM formats. Our MP4 media players accommodate USB flash drives and external hard drives. Our MP4 models offer gaming functions which are compatible with thousands of games. We also offer MP4 media players with various screen sizes and memory capabilities. Additionally, memory capacity for any model may be increased by purchasing additional commercially available memory cards. The usage of flash memory allows us to offer our customers the maximum amount of memory at affordable prices and allows them to upgrade their memory as their needs require.

MP3 Player. The flash MP3 media player is a portable digital music player. Our flash MP3 media player has a memory of 1GB to 4GB, can store up to 1000 to 2000 songs and is available with either a 1.1 inch or 1.8 inch screen. The flash MP3 media player features up to 12 hours of battery life, supports FM radio and multiple languages, and has a long recording time.

Digital Photo Frame. In May 2006, we introduced our first digital photo frame. We currently offer a line of digital photo frames that includes three different models. Customers can insert a memory card in our digital photo frames for an instant slideshow displayed on high-resolution, active matrix LCD screens, viewable from virtually any angle. Our digital photo frames offer contemporary styling that is ideal for display in homes and offices. Our digital photo frames can support various video formats, and to some extent, it can serve as a DVD player.

Net sales for each of our product segments as a percentage of net sales is set forth below:

	Year Ended December 31,
	2008	2007	2006
Micro PCs	40%	22%	0%
MP3 Players	8%	11%	41%
MP4 Players	5%	46%	46%
MP5 Players	11%	—	—
MP6 Players*	30%	—	—
Digital Photo Frames	6%	21%	13%
	100%	100%	100%
*  Sales of our MP5 and MP6 players began in the year ended December 31, 2008.

We are currently devoting research and development and other resources towards the development of new Micro PCs with GPS navigation capabilities, Micro PCs with DVB-T function, and Micro PCs serving network education; HD hard disk multimedia players with higher resolution; and MP5 and MP6 players that are more user-friendly and powerful.

Supply of Raw Materials

Due to our location in Shenzhen which is the center of digital companies and is rich in information, labor and logistics services, we have access to high quality and stable supply chains. Our Company has built long-term partnerships with key materials suppliers. Raw materials used in the manufacture of our products include liquid crystal displays, control ICs, flashes, WiFi modules, GPS modules, capacitors, resistors, switches, electrical outlets, batteries, other electrical components, and packaging materials. We procure materials to meet forecasted customer requirements. Special products and large orders are quoted for delivery after receipt of orders at specific lead times. We maintain minimum levels of finished goods based on market demand in addition to inventories of raw materials, work in process, and sub-assemblies and components. We reserve for inventory items determined to be either excess or obsolete.

Our purchasing department locates eligible suppliers of raw materials and strives to use only those suppliers who have previously demonstrated quality control and reliability. For example, we mainly use control ICs from Taiwan Sunplus Technology Co., Ltd., Actions Semiconductor (Zhuhai) Co., Ltd., American Sigamatel, MNBT, Samsung and Philips; and displays mainly from AU Optronics Corp. (AUO), Giantplus Technology Co., Ltd. and Samsung; and flashes from Samsung. All the companies listed above have designated three to five Shenzhen-based agents to work with the Company, and such stable and long-term relationships ensure the stable supply of key materials. We use operating systems supplied by Microsoft and we intend to sign a software license agreement with Microsoft.  Other electrical components and packaging materials have sound and strong supply resources available in the Pearl River Delta region and we may procure such materials at any time according to our production needs.

Currently, our primary suppliers of raw materials are located in South Korea, Taiwan, United States and China. We believe that the raw materials and components used in manufacturing our portable electronic devices are available from enough sources to be able to satisfy our manufacturing needs. Presently, our relationships with our current suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products in the future.

At times, the pricing and availability of raw materials can be volatile, which is attributable to numerous factors beyond the Company’s control, including general economic conditions, currency exchange rates, industry cycles, production levels or a supplier’s tight supply. To the extent that we experience cost increases we may seek to pass such cost increases on to our customers, but cannot provide any assurance that we will be able to do so successfully or that our business, results of operations and financial condition would not be adversely affected by increased volatility of the cost and availability of raw materials.

Quality Control

We consider quality control an important element of our business practices. We have stringent quality control systems that are implemented by various Company-trained staff members to ensure quality control over of each phase of the production process, from the purchase of raw materials through each step in the manufacturing process. Our quality control department executes the following functions:

•	setting internal controls and regulations for semi-finished and finished products;

•	testing samples of raw materials from suppliers;

•	implementing sampling systems and sample files;

•	maintaining quality of equipment and instruments; and

•	articulating the responsibilities of quality control staff.

We monitor quality and reliability in accordance with the requirements of ISO 9001 systems. We have received the European Union’s CE attestation, the Certificate for China Compulsory Product Certification, the CE Statement of Conformity, the FCC Verification of Compliance and ROHS Certification and the ISO 9001:2000 certification. We have passed stringent quality reviews and our products meet digital electronic product standards in China, the United States and Europe. With our strong technological capabilities and use of automated equipment for core aspects of the manufacturing process, we believe our product quality meets or even exceeds certain key international industry standards.

Manufacturing

The manufacture of our portable electronic devices requires coordinated use of machinery and raw materials at various stages of manufacturing. We have a large-scale production base that includes a 7,800 square meters factory, a dedicated design, sales and marketing team, and approximately 200 Company-trained employees. We use automated machinery to process key aspects of the manufacturing process to ensure high uniformity and precision, while leaving the non-key aspects of the manufacturing process to manual labor. We intend to further improve our automated production lines and strive to continue investing in our manufacturing infrastructure to further increase our manufacturing capacity, helping us to control the per unit cost of our products.

The flow of our manufacturing process is illustrated below:

We improve the quality of our products by maintaining stringent quality controls in every step of the manufacturing process. There are a total of 14 steps in the production process, from material kitting to the storage of finished products in our warehouse, and our products are manufactured under strict procedures. All of these steps ensure the quality of our products so that we can fulfill our promise of high-quality products to our customers.

Sales and Marketing

We have a broad sales network throughout China. Our sales staff works closely with our customers so that we can better address their needs and improve the quality and features of our products. We train our sales network with a focus on teamwork and instill the attitude that the “customer comes first.” The goal is to provide effective incentive mechanisms in an effort to encourage our sales team to aggressively promote our products both domestically in China and internationally.

Our sales network spans across nearly all major provincial-level cities and a majority of municipal cities in China. Our distribution network includes exclusive provincial and regional distributors, resellers and brand-name counters. Our products are now sold in several famous home appliances chain stores, such as Gome, Suning, Carrefour and Broadway, under our own brand name.

With the exception of our sales in China, our products are primarily sold to our other customers through original design manufacturer (ODM) sales where our customers purchase our products to resell under their own brand. Some of our ODM arrangements are with well-known brand-names, including AMERICA HI FI, KINGSTON, MARSHRL, IBM, Victory, GAASA, Sankey, Mormaii, Royal, Manta, Werlisa, National Star, Telefunken, Practika Pro and Aniko. To a lesser extent, we also sell our products under our own brand name outside of China, for example, in Japan, Brazil and Andorra.

Net sales based on the location of our customers as a percentage of net sales is set forth below:

	Year Ended December 31,
	2008	2007	2006
China	60%	52%	36%
North America	11%	12%	39%
South America	6%	6%	3%
Asia (China excluded)	2%	3%	4%
Europe	21%	27%	18%
Total	100%	100%	100%

Since 2008, the Company has adjusted its sales policy to increase the Chinese market share. At present, while over 10% of our sales are made to accounts in North America, including the United States and Mexico, our products are distributed both domestically and worldwide, with approximately 55% of our products distributed in China, 11% in Europe, 16% in South America and 8% in Asia (China excluded).

We engage in marketing activities such as attending electronics trade fairs, including the China Hi-tech Fair (Shenzhen), Canton Fair, Qingdao Sino CES Fair, Hong Kong Global Source Electronics Fair, and International CES Las Vegas, to promote our products and brand name. We also advertise in industry journals and magazines and through the Internet to market our products. We believe these activities help to promote our products and brand name among key industry participants.

Major Customers

During the year ended December 31, 2008, approximately 64.6% of our net sales were generated from our ten largest customers as compared to 48.9% and 50.4% for the years ended December 31, 2007 and 2006.   Shenzhen Yuanjinda Import & Export Co., Ltd. accounted for 12.5% of our net sales for the year ended December 31, 2008 and also accounted for 7.5% of our net sales for the year ended December 31, 2007.  Shenzhen Prance Electronics Technology Co. Ltd. accounted for 7.04% of our net sales for the year ended December 31, 2006.

Research and Development

We focus our product design efforts on both improving our existing products and developing new products. In an effort to enhance our product quality, reduce costs and keep up with emerging digital product trends, we work with our internal research and development center, outsource research institutions and universities and our suppliers to identify emerging digital product trends and implement new solutions intended to meet the current and future needs of the markets we serve. Our Company currently has established partnerships with Philips, Samsung, MNBT and Microsoft. We develop hardware and software for new products according to the specifications and performance of the CPUs supplied by Philips and Samsung, and use the chips with special functions provided by MNBT, and the displays supplied by Samsung or Taiwan Giantplus, and the operating system supplied by Microsoft. As of December 31, 2008, we employed 15 people in our research and development group.

For the years ended December 31, 2008, 2007 and 2006 we expended $1,099,585, $867,903 and $236,041, respectively, in research and development.

Competition

The market for our products is intensely competitive, subject to rapid change and sensitive to new product introductions or enhancements as well as marketing efforts by industry participants. Competition is typically based on design, product innovation, quality, reliability, performance, ease of use and price. The technology behind our portable electronic products has consistently improved over time and we continue to enhance our products to meet the competitive threats from our competitors. Our products primarily compete with products offered by low-cost manufacturers of similar portable digital products, including Beijing Newman Ideal Digital Technology Co., Ltd., Beijing Huaqi Information Digital Technology Co., Ltd. and Shenzhen Jinxing Digital Co., Ltd.

Intellectual Property

We rely on a combination of patent and trade secret protection and other unpatented proprietary information to protect our intellectual property rights and to maintain and enhance our competitiveness in the portable electronic product industry. Our Chief Executive Officer, Mr. Zhao Zifeng, has legal ownership of two patents in China, in addition to four patent applications pending in China, which we use in our business operations. These patents include designs and utility models that relate to our products. On October 4, 2008, we entered into a patent license agreement with Mr. Zhao for the use of such patents, which was amended on March 26, 2009 to include aditional patents granted to Mr. Zhao. We filed appropriate license certificates with the Bureau of Intellectual Property in the PRC in October 2008 and March 2009.

Some of our products are also designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and business methods, based on past experience and industry practice we believe that such licenses generally could be obtained on commercially reasonable terms. However, there is no guarantee that such licenses could be obtained at all. Because of technological changes in the portable electronics industry, current extensive patent coverage and the rapid rate of issuance of new patents, it is possible certain components of our products may unknowingly infringe existing patents or intellectual property rights of others.

We have implemented enhanced file management procedures within our Company in an effort to protect our proprietary rights; however, there can be no assurance that our patents and other proprietary rights will not be challenged, invalidated, or circumvented, that others will not assert intellectual property rights to technologies that are relevant to us, or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of China.

We have two registered trademarks in China, with expiration dates between April 2015 and November 2015; and two registered trademark applications, one in China and the other in United States.

PRC Government Regulations

Environmental Regulations

The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution.

We constructed our manufacturing facilities with the PRC’s environmental laws and requirements in mind. We currently outsource the disposal of solid waste to a third party-contractor. We currently hold an environmental permit from the Shenzhen Environment Protection Bureau covering our manufacturing operations.   If we fail to comply with the provisions of the renewed permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations. We have not been named as a defendant in any legal proceedings alleging violation of environmental laws. Other than the expiration of our environmental approval, we have no reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations due to any non-compliance with environmental laws.

Patent Protection in China

The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets.  The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

•	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

•	Paris Convention for the Protection of Industrial Property (March 19, 1985);

•	Patent Cooperation Treaty (January 1, 1994); and

•	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

Patents in the PRC are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985. Amended versions of the China Patent Law and its Implementing Regulations came into effect in 2001 and 2003, respectively.

The PRC is signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

The Patent Law covers three kinds of patents, i.e., patents for inventions, utility models and designs respectively. The Chinese patent system adopts the principle of first to file. This means that, where more than one person files a patent application for the same invention, a patent can only be granted to the person who first filed the application. Consistent with international practice, the PRC only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it should not be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

PRC law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee. One rather broad exception to this, however, is that, where a party possesses the means to exploit a patent but cannot obtain a license from the patent holder on reasonable terms and in reasonable period of time, the PRC State Intellectual Property Office, or SIPO, is authorized to grant a compulsory license. A compulsory license can also be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires. SIPO, however, has not granted any compulsory license up to now. The patent holder may appeal such decision within three months from receiving notification by filing a suit in a people’s court.

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts.  A preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested party’s request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures are also available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one to three times of the license fee under a contractual license. The infringing party may be also fined by the Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB 500,000, or approximately $62,500.

Tax

Pursuant to the Provisional Regulation of China on Value Added Tax and their implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to a portion of or a full refund of the VAT that it has already paid or borne. Our imported raw materials that are used for manufacturing export products and are deposited in bonded warehouses are exempt from import VAT.

Foreign Currency Exchange

Under the PRC foreign currency exchange regulations applicable to us, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission.

Dividend Distributions

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Employees

At December 31, 2008, we had approximately 200 employees. All of our employees are based in China. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and work-related injury insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $12,000, $6,400 and $4,700 for the years ended December 31, 2008, 2007 and 2006, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations.

We also provide housing facilities for our employees. At present, approximately 85% of our employees live in company-provided housing facilities. Under PRC laws, we may be required to make contributions to a housing assistance fund for employees. Presently, a housing assistance fund is not required by the Shenzhen Municipal Government and therefore, we provide free housing facilities to all employees who need accommodation. If in the future, a housing assistance fund is required by the Shenzhen Municipal Government, we will commence contributions to the housing assistance fund.

Effective January 1, 2008, the PRC introduced a new labor contract law that enhances rights for the nation's workers, including open-ended work contracts and severance pay. The legislation requires employers to provide written contracts to their workers, restricts the use of temporary laborers and makes it harder to lay off employees. It also requires that employees with fixed-term contracts shall be entitled to an indefinite-term contract after a fixed-term contract is renewed twice. Although the new labor contract law would increase our labor costs, we do not anticipate there will be any significant effects on our overall profitability in the near future since such amount was historically not material to our operating cost. Management anticipates this may be a step toward improving candidate retention for skilled workers.

ITEM 1A.  RISK FACTORS.

Any investment in our common stock involves a high degree of risk. Potential investors should carefully consider the material risks described below and all of the information contained in this Annual Report on Form 10-K before deciding whether to purchase any of our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. None of our securities are currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our securities are traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced described below and elsewhere in this Annual Report on Form 10-K.

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

We are and will continue to be subject to rapidly declining average selling prices which may harm our results of operations.

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

In addition, electronic device distributors expect suppliers, such as our Company, to cut their costs and lower the price of their products to lessen the negative impact on the electronic device distributor’s own profit margins. As a result, we have previously reduced the price of some of our portable electronic products, MP3 and MP4,  approximately 6% and 5%, respectively, and expect to continue to face market-driven downward pricing pressures in the future. Our results of operations will suffer if we are unable to offset any declines in the average selling prices of our products by developing new or enhanced products with higher selling prices or gross profit margins, increasing our sales volumes or reducing our production costs.

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

The loss or significant reduction in business of any of our key customers could materially and adversely affect our revenues and earnings.

We are highly dependent upon sales of our products to certain of our customers, including Shenzhen Yuanjinda Import & Export Co., Ltd., Shenzhen Yagu Digital Technology Co., Ltd., Shenzhen Prance Electronics Technology Co. Ltd., Shenzhen Wei Tong Industrial Co., Ltd., GongBei ZhuHai Li Weilin, Shanghai Siwan Electronics Technology Co. Ltd., Shenzhen Lixin Technology Co., Ltd., Beijing Jin Suo Neng Technology, Co.,Ltd. and Shenzhen Ao Zhong Industrial Co., Ltd. During the year ended December 31, 2008, they accounted for approximately 12.5%, 7.0%, 6.6%, 6.2%, 6.0%, 5.5%, 5.4%, 5.4% and 5.1% of our net revenue, respectively.  No other customer accounted for greater than 5% of our net revenues for the periods. All purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers. The loss of the above customers, or any of our other customers to which we sell a significant amount of our products or any significant portion of orders from the above customers, or such other customers or any material adverse change in the financial condition of such customers could negatively affect our revenues and decrease our earnings.

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

We generally do not have any long-term or exclusive purchase commitments with any of our suppliers.  Shenzhen Lian Run Digital Technology Co., Ltd. and Shenzhen Huafuyang Import & Export Co., Ltd. are our largest suppliers of components for our products, each of which accounted for more than 10% of our purchases of components for our products for the fiscal year ended December 31, 2007 and for the fiscal year ended December 31, 2008.  Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain our components and raw materials used in our products in a timely manner. If we are unable to obtain ample supply of products from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers’ orders which could materially and adversely affect our revenues and our relationship with our customers.

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

•	the discretionary nature of our customers’ demands and spending patterns;

•	fluctuation and unpredictability of costs related to the raw material used to manufacture our products;

•	changes in the laws of the PRC that affect our operations;

•	our ability to obtain necessary government certifications and/or licenses to conduct our business;

•	changes in market and economic conditions;

•	vulnerability of our business to a general economic downturn in China and globally; and

•	competition.

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

We rely upon certain patents licensed from our Chief Executive Officer and Chairman of the Board, Zhao Zifeng, which gives us rights to third party intellectual property that is necessary or useful for our business. We may also enter into additional licenses to third party intellectual property in the future. In addition, because we do not own any patents relating to our technologies, we do not have the right to defend perceived infringements of patents relating to such technologies. Thus, our success will depend in part on the ability and willingness of our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications for the intellectual property we have licensed. Even if patents are issued in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

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

We currently depend on bank loans and net revenues to meet our short-term cash requirements. In order to grow revenues and sustain profitability, we will need additional capital.  We intend to conduct a public offering of shares of common stock registered in a registration statement and we may conduct additional financing transactions in the future.  Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. We cannot assure you that we will be able to obtain any additional financing. If we are unable to obtain the financing needed to implement our business strategy, our ability to increase revenues will be impaired and we may not be able to sustain profitability.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. We have historically relied on credit to fund our business and we need liquidity to pay our operating expenses. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

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

In addition, we utilize third-party distributors to act as our representative for the geographic region that they have been assigned. Sales through distributors represent approximately 18% of total revenue.  Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return or exchange rights, and no price protection. Since the product transfers title to the distributor at the time of shipment by us, the products are not considered inventory on consignment. Our success is dependent on these distributors finding new customers and receiving new orders from existing customers.

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

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees.  In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws.  The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions.  As a result of the new law, the Company has had to reduce the number of hours of overtime its employees can work, substantially increase the salaries of its employees, provide additional benefits to its employees, and revise certain other of its labor practices. The increase in labor costs has increased the Company’s operating costs, which increase the Company has not always been able to pass through to its customers. As a result, the Company has incurred certain operating losses as its cost of manufacturing increased. In addition, under the new law, employees who either have worked for the Company for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches the Company’s rules and regulations or is in serious dereliction of his duty. Such non-cancelable employment contracts will substantially increase its employment related risks and limit the Company’s ability to downsize its workforce in the event of an economic downturn. No assurance can be given that the Company will not in the future be subject to labor strikes or that it will not have to make other payments to resolve future labor issues caused by the new laws.  Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

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

Our principal operating subsidiary, Shenzhen Yinlips, is a wholly foreign-owned enterprise, commonly known as a WFOE. A WFOE can only conduct business within its approved business scope, which ultimately appears on its business license. Our license permits us to design, manufacture, sell and market portable electronic products throughout the PRC, and we have also obtained approval for foreign trade rights. Any amendment to the scope of our business requires further application and government approval. In order for us to expand our business beyond the scope of our license, we will be required to enter into a negotiation with the PRC authorities for the approval to expand the scope of our business. We cannot assure investors that Shenzhen Yinlips will be able to obtain the necessary government approval for any change or expansion of its business.

We are subject to a variety of environmental laws and regulations related to our manufacturing operations. Our failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.

We are subject to various environmental laws and regulations that require us to obtain environmental permits for our manufacturing operations. Our environmental permit from the Shenzhen Environment Protection Bureau covering our manufacturing operations are currently in effect and do not expire until February 5, 2010. If we are unable to renew our permit when it expires or we fail to comply with the provisions of the permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our manufacturing operations.

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

In connection with the Purchase Right (as described below), Mr. Zhao made a SAFE registration with respect to his investment in the Company.  However, as of the date hereof, such registration has not been approved and there can be no assurance that it will be approved.  If Mr. Zhao's SAFE registration is not approved or if any other PRC resident stockholder fails to make the required SAFE registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity. Failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. Because of uncertainty in how the SAFE notice will be interpreted and enforced, we cannot be sure how it will affect our business operations or future plans. For example, Shenzhen Yinlips’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by Mr. Zhao and any other of our PRC resident beneficial holders over whom we have no control. In addition, we cannot assure you that either Mr. Zhao or any other such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE regulations. Failure by Mr. Zhao or any other PRC resident beneficial holder to register as required with the relevant branch of SAFE could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit Shenzhen Yinlips’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

Our BVI subsidiary, Podium, was owned by a non-PRC individual. Podium obtained all the equity interests of Shenzhen Yinlips further to an Equity Transfer Agreement dated December 28, 2007 (the “Original Equity Agreement”) by and among Podium, Zhao Zifeng, our Chief Executive Officer and Chairman of the Board, and Zhang Weiqiang. The Original Equity Agreement received approval by the Shenzhen Bureau of Trade and Industry on January 15, 2008 and Shenzhen Yinlips filed all required applications and received all appropriate SAFE approvals from the Shenzhen branch of MOFCOM. The Original Equity Agreement was amended and restated in September 2008 (the “Restated Equity Agreement”) to increase the total purchase price of the equity interests of Shenzhen Yinlips to RMB 19,200,000 although no additional governmental approvals were obtained for the Restated Equity Agreement.  The Original Equity Agreement was amended because the purchase price of the equity interests of Shenzhen Yinlips as set forth in the Original Equity Agreement was not based upon the valuation value of the equity interests.  In the Restated Equity Agreement, the parties agreed to change the purchase price of the equity interests of Shenzhen Yinlips from RMB 1,000,000, as set forth in the Original Equity Agreement, to RMB 19,200,000 based on a valuation report issued by Shenzhen Guosong Assets Appraisal Co., Ltd. on June 27, 2008.

Our Chief Executive Officer, Zhao Zifeng, purchased 6,500,000 shares of our common stock at a per share purchase price of $0.415 (the “Purchase Right”). Each of the stockholders and warrantholders of the Company prior to the Share and Warrant Exchange agreed to cancel 0.91867 shares of common stock and warrants to purchase 0.98943 shares of common stock held by each of them for each one (1) share of common stock purchased by Mr. Zhao pursuant to the Purchase Right. As a result of the full exercise of the Purchase Right, Mr. Zhao owns approximately 53.43% of our outstanding common stock (assuming the full conversion of the maximum number of shares of Series A Convertible Preferred Stock issued in the Private Placement).

The PRC regulatory authorities may take the view that the acquisition of Shenzhen Yinlips by Podium, the Share and Warrant Exchange and the Purchase Right are part of an overall series of arrangements which constitute a Related Party Acquisition, because at the end of these transactions, PRC individuals become majority owners and effective controlling parties of a foreign entity that acquired ownership of Shenzhen Yinlips. The PRC regulatory authorities may also take the view that the registration of the acquisition of Shenzhen Yinlips by Podium with the Shenzhen Bureau of Trade and Industry and the filings with the Shenzhen SAFE and MOFCOM may not evidence that the acquisition has been properly approved because the relevant parties did not fully disclose to the Shenzhen Bureau of Trade and Industry, SAFE or MOFCOM of the overall restructuring arrangements, the existence of the Share and Warrant Exchange and its link with the acquisition of Shenzhen Yinlips by Podium. The PRC legal counsel of Shenzhen Yinlips, Han Kun Law Offices, has opined that: (1) the Original Equity Agreement and the transactions thereunder have received all requisite approvals from the competent authorities, and all required registrations, certifications and approvals for the Original Equity Agreement and the transactions thereunder have been received by Shenzhen Yinlips; (2) Shenzhen Yinlips has filed all required applications for the Original Equity Agreement and the transactions thereunder and has received any and all required foreign exchange registrations, certifications and approvals as required, including, but not limited to, those as required from the appropriate national and local branches of SAFE and MOFCOM; (3) to their best knowledge, the Original Equity Agreement and the transactions thereunder do not (a) contravene or circumvent any provision of applicable PRC laws and regulations, including without limitation, the M&A Regulations, the Circular on Certain Administrative Measures on Financing and Inbound Investments by PRC Residents Through Offshore Special Purpose Vehicle effectives as of November 1, 2005 and its implementing rules; or (b) contravene the articles of association, business license or other constituent documents of Shenzhen Yinlips; and (4) to their best knowledge, they are not aware of any issue, fact or circumstance which would lead them to believe that the PRC regulatory authorities would revoke the Original Equity Agreement and the transactions thereunder which the Shenzhen Bureau of Trade and Industry has duly approved and that although approval of the Restated Equity Agreement has not been obtained, the Restated Equity Agreement is in compliance with the applicable PRC laws and regulations.

We, however, cannot assure you that the PRC regulatory authorities, MOFCOM in particular, may take the same view as the PRC legal counsel. If the PRC regulatory authorities take the view that the acquisition constitutes a Related Party Acquisition under the M&A Regulations, we cannot assure you we may be able to obtain the approval required from the national offices of MOFCOM.

If the PRC regulatory authorities take the view that the acquisition of Shenzhen Yinlips by Podium constitutes a Related Party Acquisition without the approval of the national offices of MOFCOM, they could invalidate our acquisition and ownership of Shenzhen Yinlips. Additionally, the PRC regulatory authorities may take the view that the Share and Warrant Exchange constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC. If this takes place, we would attempt to find a way to re-establish control of Shenzhen Yinlips’ business operations through a series of contractual arrangements rather than an outright purchase of Shenzhen Yinlips. But we cannot assure you that any such contractual arrangements will be protected by PRC law or that the Company can receive as complete or effective economic benefit and overall control of Shenzhen Yinlips’ business than if the Company had direct ownership of Shenzhen Yinlips. In addition, we cannot assure you that any such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of Shenzhen Yinlips, our business and financial performance will be materially adversely affected.

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

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to foreign exchange control and other regulations of China.

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Furthermore, the ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and a substantial majority of our revenues are generated in China, a majority of our revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

Our inability to receive dividends or other payments from our Chinese operating subsidiary could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business. Shenzhen Yinlips’ funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations. Accordingly, if we do not receive dividends from our Chinese operating subsidiary, our liquidity, financial condition and ability to make dividend distributions to our stockholders will be materially and adversely affected.

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

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past decade, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as approximately minus 2%. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services. The People’s Bank of China may cut interest rates in the near future in order to offset the negative effects caused by the worldwide financial crisis. This action might have a positive effect on our market, but such positive effect will not offset the negative effects on our market caused by financial crisis.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue our business.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company,” also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make substantial option grants to our officers and directors, most of who are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens, including or Chief Executive Officer, to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Shenzhen Yinlips has enjoyed certain preferential tax concessions and the loss of these preferential tax concessions may cause our tax liabilities to increase and our profitability to decline.

Under the tax laws of the PRC, Shenzhen Yinlips has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. As a manufacturing enterprise established in Shenzhen, PRC, the Company was entitled to a preferential Enterprise Income Tax (”EIT”) rate. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. Since 2008, the local government has increased the EIT rate from 15% to 18%. We paid increase of $92,151 corporate tax due to the tax rate increase from 15% to 18%. The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE

We may not be able to achieve the benefits we expect to result from the Share and Warrant Exchange.

On September 22, 2008, we entered into the Exchange Agreement with the sole stockholder and all of the warrantholders of Podium, pursuant to which we agreed to acquire 100% of the issued and outstanding securities of Podium in exchange for shares of our common stock and warrants to purchase our common stock. On October 17, 2008, the Share and Warrant Exchange closed, Podium became our 100%-owned subsidiary and our sole business operations became that of Podium and its subsidiaries. We also have a new board of directors and management consisting of persons from Podium and Shenzhen Yinlips and we changed our corporate name from SRKP 17, Inc. to Yinlips Technology, Inc.

We may not realize the benefits that we hoped to receive as a result of the Share and Warrant Exchange, which include:

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

There can be no assurance that any of the anticipated benefits of the Share and Warrant Exchange will be realized in respect to our new business operations. In addition, the attention and effort devoted to achieving the benefits of the Share and Warrant Exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

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

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system. We applied for the listing of our common stock on the NYSE Amex on March 16, 2009. There is no guarantee that the NYSE Amex, or any other exchange or quotation system, will permit our shares to be listed and traded. If we fail to obtain a listing on the NYSE Amex, we may seek quotation on the OTC Bulletin Board. The NASD has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Global Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Global Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Pursuant to the terms of the Share and Warrant Exchange, we agreed to file a registration statement with the Securities and Exchange Commission to register the 4,473,583 shares of common stock underlying our Series A Convertible Preferred Stock issued in an equity financing that was conducted in connection with the Share and Warrant Exchange. The registration statement must be filed within 60 days of the closing of the Share and Warrant Exchange. We also agreed to register 1,125,000 shares of common stock and 665,091 shares of common stock issuable upon the exercise of outstanding warrants held by our stockholders immediately prior to the Share and Warrant Exchange. Of these shares, 229,613 shares of common stock and 135,745 shares of common stock underlying warrants would be covered by the registration statement filed in connection with the Private Placement, and 895,387 shares of common stock and 529,346 shares of common stock underlying warrants, which are beneficially owned by affiliates of the placement agent would be included in a subsequent registration statement filed by us within 10 days after the end of the six-month period that immediately follows the date on which we file the registration statement to register the shares issued in the Private Placement. Each investor may sell or transfer any shares of the common stock after the effective date of the registration statement except that they entered into a lock-up agreement pursuant to which they agreed not to conduct any sales until 90 days after our common stock is listed or quoted on a national securities exchange, at which time one-twelfth of the shares purchased may be sold, and thereafter the shares will be automatically released from the lock-up restrictions every 30 days in eleven equal installments. In addition, WestPark, in its discretion, may release some or all the shares earlier than the schedule set forth in this section. Any early release by WestPark will apply equally to each of the investors in the Private Placement.

Additionally, the former stockholders of Podium and their designees, may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 (“Rule 144”), promulgated under the Securities Act of 1933, as amended (the “Securities Act”), as early as October 23, 2009, subject to certain limitations. Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of Augustl 19, 2009, 1% of our issued and outstanding shares of common stock was approximately 121,644 shares (assuming the full conversion of the maximum number of shares of Series A Convertible Preferred Stock issued in the Private Placement). Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period. Furthermore, non-affiliate stockholders are not subject to volume limitations. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Our Chief Executive Officer and Chairman of the Board exercises significant influence over us.

Our Chief Executive Officer and Chairman of the Board, Zhao Zifeng, beneficially owns or controls approximately 53.43% of our outstanding shares (assuming the full conversion of the maximum number of shares of Series A Convertible Preferred Stock issued in the Private Placement). Mr. Zhao has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Mr. Zhao may also have the power to prevent or cause a change in control. In addition, without the consent of Mr. Zhao, we could be prevented from entering into transactions that could be beneficial to us. The interests of Mr. Zhao may differ from the interests of our other stockholders.

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

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement first applied to our annual report for the 2007 fiscal year and the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2009 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

We may be exposed to risks relating to our disclosure controls and our internal controls and may need to incur significant costs to comply with applicable requirements.

Based on the evaluation done by our management at December 31, 2008, our disclosure controls were deemed ineffective, in that we could not assure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and communicated to our management, so as to allow timely decisions regarding required disclosures. Factors which led our management to conclude that our disclosure controls and procedures were not effective include, but are not limited to, the late filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

We are seeking to engage experienced professionals, if necessary, to augment our financial staff to address issues of timeliness and completeness in financial reporting when we are preparing SEC filings. No assurances can be given that we will be able to adequately remediate existing deficiencies in disclosure controls and not have deficiencies when we report on internal controls. Although we believe that these corrective steps will enable management to conclude that our disclosure controls are effective and these measures will remediate the material weaknesses discussed above when all of the additional financial staff positions are filled and other remediation plans are implemented, we cannot assure you that this will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in disclosure or internal control and to otherwise comply with the internal controls rules under Section 404 of the Sarbanes-Oxley Act, when applicable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our registered principal office in China is located at Building 3, Baiwangxin Hi-tech Industrial District 1, Nanshan District, Shenzhen, Guangdong, China. The lease agreement for the property has a term of five years, from January 1, 2009 to December 30, 2013, and the monthly rent is RMB 84,595, which is approximately USD$12,377. The property, which is approximately 50,000 square feet, is used by the Company for manufacturing, research and development, storage and administrative operations. The production area primarily consists of full-product and semi-finished product assemby workshops, in addition to offices, showrooms and warehouse space.

We also own another property located at Room 2929-31 NanGuang JieJia Building, No. 3037 Shen South-Mid Road, Futian District, Shenzhen, Guangdong, China, which we use as an additional office space.

We believe our current facilities will be adequate to meet our operating needs for the foreseeable future. Should we need additional space, we believe we will be able to secure additional space at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS.

There are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There has never been a public trading market for our common stock and our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. We applied for the listing of our common stock on the NYSE Amex on March 16, 2009. We propose to obtain the trading symbol “YNR.”

If and when our common stock is listed or quoted for trading, the price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	Our financial position and results of operations;

•	Concern as to, or other evidence of, the reliability and efficiency of our proposed products and services or our competitors’ products and services;

•	Announcements of innovations or new products or services by us or our competitors;

•	Federal and state governmental regulatory actions and the impact of such requirements on our business;

•	The development of litigation against us;

•	Period-to-period fluctuations in our operating results;

•	Changes in estimates of our performance by any securities analysts;

•	The issuance of new equity securities pursuant to a future offering or acquisition;

•	Changes in interest rates;

•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Investor perceptions of our Company; and

•	General economic and other national conditions.

Holders

As of August 20, 2009, we had 13 stockholders of record.

Dividends

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant. We did not pay cash dividends in the years ended December 31, 2008 and 2007.

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

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

Transfer Agent

The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2008, we did not have an equity compensation plan.

Recent Sales of Unregistered Securities

On November 14, 2008, Zhao Zifeng, our Chief Executive Officer and Chairman of the Board, purchased 6,500,000 shares of our common stock at a per share purchase price of $0.415 (the “Purchase Right”). Each of the stockholders and warrantholders of the Comapny prior to the Share and Warrant Exchange agreed to cancel 0.91867 shares of common stock and warrants to purchase 0.98943 shares of common stock held by each of them for each one (1) share of common stock purchased by Mr. Zhao pursuant to the Purchase Right (the “Share and Warrant Cancellation”). Pursuant to the Share and Warrant Cancellation, an aggregate of 5,971,390 shares of common stock and warrants to purchase 6,431,299 shares of common stock held by certain of our stockholders and warrantholders prior to the Share and Warrant Exchange were cancelled. The shares of common stock were offered and issued in reliance upon an exemption from registration pursuant to Regulation S of the Securities Act. We complied with the conditions of Rule 903 as promulgated under the Securities Act including, but not limited to, the following: (i) each recipient of the shares is a non-U.S. resident and has not offered or sold their shares in accordance with the provisions of Regulation S; (ii) an appropriate legend was affixed to the securities issued in accordance with Regulation S; (iii) each recipient of the shares has represented that it was not acquiring the securities for the account or benefit of a U.S. person; and (iv) each recipient of the shares agreed to resell the securities only in accordance with the provisions of Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an available exemption from registration. We will refuse to register any transfer of the shares not made in accordance with Regulation S, after registration, or under an exemption.

On October 31, 2008, we closed a private placement transaction in which we received gross proceeds of approximately $4.9 million (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 4,473,583 shares of Series A Convertible Preferred Stock at a price of $1.10 per share. The securities were offered and sold to investors in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. Each of the persons and/or entities receiving our securities qualified as an accredited investor (as defined by Rule 501 under the Securities Act).

The placement agent, WestPark Capital, Inc. (“WestPark”), earned a placement fee equal to 9% of the funds placed in the Private Placement, in addition to a success fee of $90,000, for an aggregate fee of $533,000.

On October 17, 2008, pursuant to the terms of the Exchange Agreement entered into by and among the Company, Podium and the sole stockholder and the warrantholders of Podium, we issued 65,795 shares of common stock to the stockholder of Podium in exchange for all of the issued and outstanding shares of Podium and warrants to purchase 300,000 shares of common stock at an exercise price of $1.10 per share to the warrantholders of Podium in exchange for all of the issued and outstanding warrants of Podium. The shares of common stock were offered and issued in reliance upon an exemption from registration pursuant to Regulation S of the Securities Act. We complied with the conditions of Rule 903 as promulgated under the Securities Act including, but not limited to, the following: (i) each recipient of the shares is a non-U.S. resident and has not offered or sold their shares in accordance with the provisions of Regulation S; (ii) an appropriate legend was affixed to the securities issued in accordance with Regulation S; (iii) each recipient of the shares has represented that it was not acquiring the securities for the account or benefit of a U.S. person; and (iv) each recipient of the shares agreed to resell the securities only in accordance with the provisions of Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an available exemption from registration. We will refuse to register any transfer of the shares not made in accordance with Regulation S, after registration, or under an exemption. The warrants were offered and issued in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The warrantholders of Podium qualified as accredited investors (as defined by Rule 501 under the Securities Act of 1933).

On May 30, 2008, prior to the closing of the Share and Warrant Exchange, Podium received gross proceeds of $600,000 in a bridge financing transaction (the “Bridge Financing”), in which it issued two promissory notes in an aggregate principal amount of $600,000, bearing interest at a rate of 12% per year (the “Bridge Notes”). Pursuant to the terms of the Note and Warrant Purchase Agreement entered into with each Triple Growth China LP and Midsouth Investor Fund LP, Podium also issued the lenders five-year warrants to purchase an aggregate of 300,000 shares of Podium common stock (the “Bridge Warrants”). The exercise price for the shares underlying each Bridge Warrant is $1.10. Podium used the proceeds of the Bridge Financing for general corporate purposes, including working capital. The securities were offered and issued in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder. The investors qualified as accredited investors (as defined by Rule 501 under the Securities Act).

On January 3, 2007, we issued 7,096,390 shares of common stock for an aggregate cash consideration of $5,000 and warrants to purchase 7,096,390 shares of common stock at an exercise price of $0.0001 per share for an aggregate cash consideration of $2,500. We sold these shares of common stock and warrants under the exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. Upon the full exercise of the Purchase Right, the stockholders of the Company agreed to the cancellation of an aggregate of 5,971,390 shares of common stock and warrants to purchase 6,431,299 shares of common stock held by them.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this prospectus.

This prospectus contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this prospectus are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. All information presented herein is based on our fiscal years ended December 31, 2008 and 2007. Although Shenzhen Yinlips is a subsidiary of Yinlips US, the acquisition of Podium and its subsidiary Shenzhen Yinlips by Yinlips US, which was consummated on October 17, 2008, has been treated as a reverse merger of Shenzhen Yinlips. This means that Shenzhen Yinlips is the continuing entity for financial reporting purposes.

Through Shenzhen Yinlips, we engage in the development, production and sales of portable electronic products such as Micro PCs, HD hard disk multimedia players, MP6s, MP5s, MP4s with gaming features, MP3s and digital photo frames. Our digital products have a solid reputation and established brand name in the PRC and abroad.

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

A small number of customers account for a very significant percentage of our revenue. For year ended December 31, 2008, we had nine customers that each accounted for at least 5% of the revenues that we generated. These nine customers accounted for a total of approximately 59.6% of our revenue for that period. During the year ended December 31, 2007, we had three customers that generated revenues of at least 5% of our revenues. These three customers accounted for a total of approximately 18.56% of our revenue for the year ended December 31, 2007. For the year ended December 31, 2006, we had four customers that accounted for at least 5% of revenue, and these four customers accounted for approximately 24.31% of our revenue. Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income. We have long term supply contracts with stable supply source. This practice reduces our risk on shortage of raw material supply. But any future purchase price fluctuations will affect our production costs and gross margin.

Recent Events

On September 22, 2008, we entered into a share and warrant exchange agreement (the “Exchange Agreement”), with Podium, its sole stockholder and its warrantholders, pursuant to which the stockholder would transfer all of the issued and outstanding shares of Podium to the Company in exchange for 65,795 shares of our common stock and the warrantholders would transfer all of the issued and outstanding warrants of Podium to the Company in exchange for warrants to purchase 300,000 shares of our common stock at an exercise price of $1.10 per share (the “Share and Warrant Exchange”). On October 17, 2008, the Share and Warrant Exchange closed and Podium became our wholly-owned subsidiary, after which we immediately changed our name to “Yinlips Technology, Inc.” A total of 65,795 shares and 300,000 warrants were issued to the former stockholder and warrantholders of Podium, respectively.

In addition, on October 31, 2008, we closed a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 4,473,583 shares of Series A Convertible Preferred Stock at $1.10 per share. As a result, we received gross proceeds in the amount of approximately $4.9 million.

On November 14, 2008, Zhao Zifeng, our Chief Executive Officer and Chairman of the Board, purchased 6,500,000 shares of our common stock at a per share purchase price of $0.415 (the “Purchase Right”). Each of the stockholders and warrantholders of the Company prior to the Share and Warrant Exchange agreed to cancel 0.91867 shares of common stock and warrants to purchase 0.98943 shares of common stock held by each of them for each one (1) share of common stock purchased by Mr. Zhao pursuant to the Purchase Right (the “Share and Warrant Cancellation”). Pursuant to the Share and Warrant Cancellation, an aggregate of 5,971,390 shares of common stock and warrants to purchase 6,431,299 shares of common stock held by certain of our stockholders and warrantholders prior to the Share and Warrant Exchange were cancelled.

Our BVI subsidiary, Podium, was owned by a non-PRC individual. Podium obtained all the equity interests of Shenzhen Yinlips further to an Equity Transfer Agreement dated December 28, 2007 (the “Original Equity Agreement”) by and among Podium, Zhao Zifeng, our Chief Executive Officer and Chairman of the Board, and Zhang Weiqiang. The Original Equity Agreement was amended and restated in September 2008 (the “Restated Equity Agreement”) to increase the total purchase price of the equity interests of Shenzhen Yinlips to RMB 19,200,000.  The Original Equity Agreement was amended because the purchase price of the equity interests of Shenzhen Yinlips as set forth in the Original Equity Agreement was not based upon the valuation value of the equity interests.  In the Restated Equity Agreement, the parties agreed to change the purchase price of the equity interests of Shenzhen Yinlips from RMB 1,000,000, as set forth in the Original Equity Agreement, to RMB 19,200,000 based on a valuation report issued by Shenzhen Guosong Assets Appraisal Co., Ltd. on June 27, 2008.

Upon the consummation of the Purchase Right and Share and Warrant Cancellation, our Chief Executive Officer and Chairman of the Board, Zhao Zifeng, owned approximately 53.43% of our outstanding common stock (assuming the full conversion of the maximum number of shares of Series A Convertible Preferred Stock issued in th Private Placement).  See “Risk Factors” beginning on page 11 above for a more complete description of the aforementioned restructuring and risks associated therewith.

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

Allowance for doubtful accounts. In estimating the collectability of accounts receivable we analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or use different estimates. Our accounts receivable represent a significant portion of our current assets and total assets. Our realization on accounts receivable, expressed in terms of United States dollars may be affected by fluctuations in currency rates since the customer’s currency is frequently a currency other than United States dollars.

Inventories. Inventories comprise raw materials and finished goods are stated at the lower of cost or market. Substantially all inventory costs are determined using the weighted average basis. Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale. Inventory costs do not exceed net realizable value.

Taxation. Under the tax laws of PRC, Shenzhen Yinlips has had tax advantages granted by local government for corporate income taxes and sales taxes commencing from the establishment of the Company.   As a manufacturing enterprise established in Shenzhen, PRC, the Company was entitled to a preferential Enterprise Income Tax (”EIT”) rate of 15%. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. Since 2008, the local government has increased the EIT rate from 15% to 18%. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. The Company has not yet determined the effect, if any, of the adoption of this statement on its financial condition or results of operations.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. The Company has not yet determined the effect, if any, of the adoption of this statement on its financial condition or results of operations.

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

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has adopted SFAS No. 160 on its consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R did not have a material impact on the Company’s consolidated results of operations or financial position.

Recently Adopted Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation had no material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company’s financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

SFAS No. 123R, Share-Based Payment, an Amendment of SFAS No. 123, was issued in December 2004 and was effective as of the beginning of the Company’s 2006 fiscal year. SFAS No. 123R requires all share-based payments to qualified individuals, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their grant date fair values.

Results of Operations

Comparison of Years  ended December 31, 2008 and 2007

Revenue Mix for the Year ended December 31, 2008 and 2007

	Revenues	Micro-PC	MP3	MP4	MP4+	MP5+	Digital Frame
	Total	Series	Series	Series	Series	Series	Series
2008	$24,074,841	$9,508,892	$1,986,422	$1,252,577	$2,694,366	$7,208,890	$1,423,694
2007	$21,304,717	$4,658,744	$2,428,105	$9,793,561	$-	$-	$4,424,307
% of Change	13.00%	104.11%	-18.19%	-87.21%	n/a	n/a	-67.82%

Revenues, which consist of sales of our products, were $ 24,074,841 for the year ended December 31, 2008, an increase of $2,770,124, or 13.0%, compared to $21,304,717 for the same period in 2007. The increase in revenue was attributed mainly to our new products, MP4+ series and MP5+ series, and the increased sales of our Micro-PC products.

In the past, we have relied on sales to original equipment manufacturers (ODMs) for a significant portion of our revenues. ODM sales accounted for 70% of our revenues for the year ended December 31, 3008 and sales of products with our own brand accounted for 30% of our revenues for the same period. We have increased our focus on and investment of resources in sales of our own brand which we believe will help decrease any reliance on ODM sales.

Cost of Sales for the Year Ended December 31, 2008 and 2007

	Products	Micro-PC	MP3	MP4	MP4+	MP5+	Digital Frame
	Total	Series	Series	Series	Series	Series	Series
2008	$18,600,639	$7,135,644	$1,520,840	$1,004,568	$2,088,243	$5,661,138	$1,190,206
2007	$16,883,580	$3,405,516	$1,960,170	$7,851,715	$-	$-	$3,666,179
% of Change	10.17%	109.53%	-22.41%	-87.21%	n/a	n/a	-67.54%

Cost of sales, which include raw material, labor and manufacturing overhead, were $18,600,639 for the year ended December 31, 2008, an increase of $1,717,059, or 10.17%, compared to $16,883,580 for the same period in 2007.  This increase in cost of sales was in line with the increase of our sales.

Gross Profit Rate for the Year Ended December 31, 2008 and 2007

	Products	Micro-PC	MP3	MP4	MP4+	MP5+	Digital Frame
	Total	Series	Series	Series	Series	Series	Series
2008	22.74%	24.96%	23.44%	19.80%	22.50%	21.47%	16.40%
2007	20.75%	26.90%	19.27%	19.83%	0.00%	0.00%	17.14%
% of Change	9.59%	-7.21%	21.64%	-0.15%	n/a	n/a	-4.32%

Gross profit for the year ended December 31, 2008 was $5,474,202, or 22.74% of revenues, compared to $4,421,137, or 20.75% of revenues, for the comparable period in 2007. Gross profit rate improved by 1.99 percentage points, or increased by 9.6%. Management considers gross profit to be a key performance indicator in managing our business. The increase in our gross profit margin for the year ended December 31, 2008 is due to the increase of new products sales, such as MP4+ series and MP5+ series, which have higher gross margin than that of our other products.

Operating Expenses for the Year Ended December 31, 2008 and 2007

		For the Year Ended
	% of	December 31,
	Change	2008	2007
Operating Expenses:
Selling expenses	18.70%	$582,758	$490,951
Other general and administrative expenses	1058.57%	3,196,413	275,893
Research and development expenses	26.69%	1,099,585	867,903
Depreciation expense	139.97%	65,916	27,469
Total Operating Expenses	197.47%	$4,944,672	$1,662,216

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $582,758 for the year ended December 31, 2008, an increase of $91,807, or 18.7%, compared to $490,951 for the same period in 2007. The increase in selling expenses was resulted from our efforts on developing our own brand name products and promoting newer products.

Research and development expenses, which were approximately $1,099,585 for the year ended December 31, 2008, an increase of approximately $231,682, or 26.7%, compared to $867,903 for the same period in 2007. The increase was due to the development of new products. We expect research and development expenses to increase as a result of increasing efforts to develop more sophisticated technology products.

Other general and administrative expenses, which include wage, benefit, bad debts, utility, consulting, professional fees, various taxes and levies and other expenses, were $3,196,413 for the year ended December 31, 2008, an increase of $2,920,520 , compared to $ 275,893 for the same period in 2007. The increase was caused by the consulting fee in the amount of $1,566,901 and $751,035 merger cost. In addition, our expenditures on professional service fees and wages were also increased. We expect our professional service fee is to increase continually in the next year as a result of being a publicly reporting company in the United States.

Other Income (Expenses) for the Year Ended December 31, 2008 and 2007

	For the Year Ended
	December 31,
	2008	2007
Other Income (Expenses)
Interest income (expense), net	$(36,471)	$2,344
Penalty on renovation contract	(43,245)	-
Bridge loan warrants interest	(594,000)	-
Miscellaneous other income (expenses), net	37	55
Total Other Income (Expenses)	$(673,679)	$2,399

Total other expenses increased $676,078 from an income of $2,399 for the year ended December 31, 2007 to an expense of $673,679 for the year ended December 31, 2008. The increase in other expenses was attributable to the Bridge loan warrants interest (see Note 12 to the consolidated financial statements) and a penalty on renovation contract (see Note 7 to the consolidated financial statements). In addition, the Company incurred bank loan interest expense of $36,480 for the year ended December 31, 2008.Yinlips also had received non-interest bearing advances from its parent, Podium. There were loans of $ 1,114,498 outstanding for the years ended December 31, 2008 and no loans for 2007.

Income tax provisions for the year ended December 31, 2008 were $550,265, as compared to $411,155 for the year ended December 31, 2007. Shenzhen Yinlips is registered in the PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing in 2001. Our effective income tax rates for the year ended December 31, 2008 and December 31, 2007 were 18% and 15%, respectively. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law (“EIT Law”), under which foreign invested enterprises and domestic companies will be subject to an enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

We had net loss of $694,414 for the year ended December 31, 2008, compared to net income of $2,350,165 for the same period in 2007. The primary reason we got deficit was that we paid $1,566,901 for consulting fee and incurred $751,035 merger cost during 2008.

Comparison of Years ended December 31, 2007 and 2006

Revenue Mix for the Year Ended December 31, 2007 and 2006

	Revenues	Micro-PC	MP3	MP4	MP4+	MP5+	Digital Frame
	Total	Series	Series	Series	Series	Series	Series
2007	$21,304,717	$4,658,744	$2,428,105	$9,793,561	$-	$-	$4,424,307
2006	$14,136,570	$-	$5,806,947	$6,440,571	$-	$-	$1,889,052
% of Change	50.71%	n/a	-58.19%	52.06%	n/a	n/a	134.21%

Revenues were $ 21,304,717 for the year ended December 31, 2007, an increase of $7,168,147, or 50.71%, compared to $14,136,570 for the year ended December 31, 2006. The increase in revenue was attributed mainly to the increased demand for our products, which we believe is a result of market expansion efforts. The increase of revenue was also due to an increase of sales of new MP4 players and digital frame series. We believe the increases in sales  are a result of our emphasis on brand promotion and utilizing our sales channels to continually increase our market share.

Cost of Sales for the Year Ended December 31, 2007 and 2006

	Products	Micro-PC	MP3	MP4	MP4+	MP5+	Digital Frame
	Total	Series	Series	Series	Series	Series	Series
2007	$16,883,580	$3,405,516	$1,960,170	$7,851,715	$-	$-	$3,666,179
2006	$11,699,644	$-	$4,949,019	$5,282,289	$-	$-	$1,468,336
% of Change	44.31%	n/a	-60.39%	48.64%	n/a	n/a	149.68%

Cost of sales, which include raw material, labor and manufacturing overhead, were $16,883,580 for the year ended December 31, 2007, an increase of $5,183,936, or 44.31%, compared to $11,699,644 for the year ended December 31, 2006. The increase was a result of the increase in sales and was consistent with the increase in the net revenue.

Gross Profit Rate for the Year Ended December 31, 2007 and 2006

	Products	Micro-PC	MP3	MP4	MP4+	MP5+	Digital Frame
	Total	Series	Series	Series	Series	Series	Series
2007	20.75%	26.90%	19.27%	19.80%	0.00%	0.00%	17.14%
2006	16.86%	0.00%	14.48%	17.55%	0.00%	0.00%	21.86%
% of Change	23.07%	n/a	33.08%	12.82%	n/a	n/a	-21.59%

Gross profit for the year ended December 31, 2007 was $4,421,137, or 20.75% of revenues, compared to $2,445,926, or 16.86% of revenues, for the comparable period in 2006. Gross profit rate improved by 3.89 percentage points, or increased by 23%. The increase in our gross profit margin for the year ended December 31, 2007 was due to  new products of Micro-PC and increased MP4 series and digital frame series sales

Operating Expenses for the Year Ended December 31, 2007 and 2006

		For the Year Ended
	% of	December 31,
	Change	2007	2006
Operating Expenses:
Selling expenses	31.74%	$490,951	$372,662
Other general and administrative expenses	94.37%	275,893	141,942
Research and development expenses	267.69%	867,903	236,041
Depreciation expense	-13.53%	27,469	31,768
Total Operating Expenses	112.45%	$1,662,216	$782,413

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $490,951 for the year ended December 31, 2007, an increase of $118,289, or 31.74%, compared to $372,662 for the year ended December 31, 2006. The increase in selling expenses was attributable to  increase in wages and sales commissions.

Research and development expenses were $867,903 for the year ended December 31, 2007, an increase of $631,862, or 267.69%, compared to $236,041 for the year ended December 31, 2006. The increase was due to the development of updated versions of MP4 player.

Other general and administrative expenses, which include wage, benefit, bad debts, utility, consulting, professional fees, various taxes and levies and other expenses, were $275,893 for the year ended December 31, 2007, an increase of $133,951, or 94.37%, compared to $141,942 for the year ended December 31, 2006. The increase was mainly due to an increase in wages and professional service fees.

Other Income (Expenses) for the Year Ended December 31, 2007 and 2006

	For the Year Ended
	December 31,
	2007	2006
Other Income (Expenses)
Interest income (expense), net	$2,344	$(229)
Miscellaneous income (expenses), net	55	1,783
Total Other Income (Expenses)	$2,399	$1,554

We did not have loans and therefore, we did not pay any interest during the year of 2007 and 2006. We had $2,344 in interest income from bank deposits for the year ended December 31, 2007 as compared to $1,783 for the year ended December 31, 2006.

For the year ended December 31, 2007, we recorded a provision for income taxes of $411,155, compared to  $249,760 for the same period in 2006. The increase is mainly due to the increase of sales revenue and profit. The tax rate for each of the years ended December 31, 2007 and 2006 was 15%.

Net income was $2,350,165 for the year ended December 31, 2007, an increase of $934,858, or 66.05%, compared to $1,415,307 for the year ended December 31, 2006.

Liquidity and Capital Resources

We had working capital of approximately $6,788,201 , $2,688,635  and $926,564 as of December 31, 2008, 2007 and 2006, respectively.  The increase of working capital was largely caused by an increase in financing from investors and bank.

Our accounts receivable has been an increasingly significant portion of our current assets, representing $4,692,956 , $2,020,275 and $1,479,870, or 44.5%, 39.19%, and 60.19% of current assets, as of December 31, 2008, 2007 and 2006, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

Percentage of aged accounts receivable

	Total	Current	31-90	91-120	121-360	Over 361
2008	100.00%	60.00%	30.00%	8.00%	2.00%	0.00%
2007	100.00%	90.00%	10.00%	0.00%	0.00%	0.00%
2006	100.00%	98.00%	2.00%	0.00%	0.00%	0.00%

As of December 31, 2008, there was six customers’ receivables, totaled $358,872, over 90 days and one customer’s receivable, $80,093 over 121 days. The prolonged aged accounts receivable was resulted from increased sales in the Chinese domestic market. We provide our major customers with payment terms ranging from 30 to 90 days. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operation.

As of December 31, 2008, inventories amounted to $2,910,703 compared to $1,622,372 at December 31, 2007 and $955,021 as of December 31, 2006. As sales volume increases 13% annually in 2008 and 50% annually in 2007, inventories increase accordingly. Our production lead time is approximately three weeks, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials and work in process and finished goods inventory on hand to ensure timely delivery of our products to our customers. We keep certain reserve amounts of raw materials in our inventories and engage in long-term agreements with certain suppliers to assure minimum additional expense from any condition of rising prices and shortages of raw materials used to manufacture our products.

As of December 31, 2008, accounts receivable amounted to $4,692,956, compared to $2,020,275 as of December 31, 2007 and $1,479,870 as of December 31, 2006. As our sales volume increases, accounts receivable increases accordingly.

As of December 31, 2008, accounts payable and accrued liabilities amounted to $952,488, compared to $1,120,591 as of December 31, 2007 and $ 1,097,725 as of December 31, 2006.  The decrease in accounts payable and accrued liabilities compared to end of last year was due to the decrease in payables to our suppliers so that we could get good price.

As of December 31, 2008, various taxes payable amounted to $187,381, compared to $81,277 as of December 31, 2007 and $55,835 as of December 31, 2006. The increase in various taxes payable was due to the increase in VAT which was caused by the increase in our sales.

As of December 31, 2008, wages payable amounted to $506,450, compared to $368,594 as of December 31, 2007 and $184,175 as of December 31, 2006. The increase in wages payable was due to an increase in the number of employees and an increase in wages.

As of December 31, 2008, corporate taxes payable amounted to $ 31,877, compared to $195,041 as of December 31, 2007 and $184,511 as of December 31, 2006. The decrease in corporate taxes payable was due to the increase in corporate tax paid.

On October 31, 2008, upon the closing of a private placement transaction (the “Private Placement”), we received gross proceeds of approximately $4.9 million. Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 4,473,583 shares of Series A Convertible Preferred Stock at $1.10 per share. We agreed to file a registration statement covering the common stock underlying the Series A Convertible Preferred Stock sold in the Private Placement within 60 days of the closing of the Share and Warrant Exchange pursuant to the subscription agreement with each investor. For its services as placement agent, WestPark received an aggregate commission equal to 9% of the gross proceeds from the financing, in addition to a $90,000 success fee for the Share and Warrant Exchange, for an aggregate fee of $533,000.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total contributions to the funds are approximately $10,578, $6,400 and $4,700 for the years ended December 31, 2008, 2007 and 2006, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

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

Net cash used in operating activities was $5,258,375 for the year ended December 31, 2008, compared to net cash provided by operations of $48,314 for the year ended December 31, 2007. The $5,306,689 increase was due to the deficit and the increase in accounts receivable and inventory.  Net cash used in operating activities was $48,314 for the year ended December 31, 2007, compared to net cash provided by operations of $891,120 for the year ended December 31, 2006. The $842,807 decrease was due to the refundable purchase price paid which was advanced for a business cooperation.

Net cash used in investing activities amounted to approximately $256,847 for the year ended December 31, 2008, compared to net cash used in investing activities of $209,275 for the year ended December 31, 2007. The change was due to the purchase of models and equipment for manufacturing. Net cash used in investing activities amounted to approximately $209,275 for the year ended December 31, 2007, compared to net cash used in investing activities of $906,717 for the year ended December 31, 2006. The change was due to the decrease in purchases of property and equipment.

Net cash provided by financing activities amounted to $5,502,558 for the year ended December 31, 2008, compared to net cash used in financing activities of $7,913 for the year ended December 31, 2007. The increase of cash provided was a result of the bank loans and proceeds of private placement. Net cash used in financing activities amounted to $7,913 for the year ended December 31, 2007, compared to net cash used in financing activities of $2,518 for the year ended December 31, 2006. The increase of cash used was a result of payments due to employees.

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

Seasonality

Sales of our products are somewhat seasonal due to consumer spending patterns, which tend to result in significantly stronger sales in our third and fourth fiscal quarters, especially as a result of the holiday season. This pattern will probably not change significantly in the future. Although we believe that the seasonality of our business is based on the timing of consumer demand for our products, fluctuations in operating results can also result from other factors affecting us and our competitors, including new product developments or introductions, availability of products for resale, competitive pricing pressures, changes in product mix, pricing and product reviews and other media coverage.

Off-Balance Sheet Arrangements

On October 28, 2008, the Company acquired a short term loan (that cross guarantees four other companies’ loans) (Refer to Note 9 of the consolidated financial statements).  On March 23, 2009, one of the other company’s loans went into default and the Company received a notice from the bank for a penalty fee of $191,731.  This amount will be deducted from the restricted cash held at the bank.  The Company will reflect the contingency loss as other expenses for the quarter ended March 31, 2009.

Change in Accountants

On October 17, 2008, the Company dismissed AJ. Robbins, PC (“AJ Robbins”) as its independent registered public accounting firm following the change in control of the Company on the closing of the Share and Warrant Exchange. The Company engaged AJ Robbins to audit its financial statements for the year ended December 31, 2007. The decision to change accountants was approved and ratified by the Company’s board of directors. The report of AJ Robbins on the financial statements of the Company for the fiscal year ended December 31, 2007 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle, except for an explanatory paragraph relative to the Company’s ability to continue as a going concern. Additionally, during the Company’s two most recent fiscal years and any subsequent interim period, there were no disagreements with AJ Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

While AJ Robbins was engaged by the Company, there were no disagreements with AJ Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to the Company, which disagreements if not resolved to the satisfaction of AJ Robbins would have caused it to make reference to the subject matter of the disagreements in connection with its report on the Company’s financial statements for the fiscal year ended December 31, 2007.

The Company engaged Kempisty & Company (“Kempisty”) as the Company’s independent registered public accounting firm as of October 17, 2008. Kempisty served as Podium’s independent registered certified public accountants for the fiscal year ended December 31, 2007.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is incorporated by reference to Yinlips Technology, Inc.’s Consolidated Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Factors which led our management to conclude that our disclosure controls and procedures were not effective include, but are not limited to:

•	the late filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

On September 22, 2008, we entered into the Exchange Agreement with Podum, its sole stockholder and all of its warrantholders.  Pursuant to the Exchange Agreement, we agreed to issue an aggregate of 65,795 shares of our common stock and warrants to purchase an aggregate of 300,000 shares of our common stock in exchange for all of the issued and outstanding securities of Podium.  The Share and Warrant Exchange closed on October 17, 2008.  Following the Share and Warrant Exchange, the sole business conducted by our Company is the business conducted by Shenzhen Yinlips prior to the Share and Warrant Exchange, and certain of the officers and directors of Shenzhen Yinlips became officers and directors of our Company. Also, as a result of the Share and Warrant Exchange, the internal control over financial reporting utilized by Shenzhen Yinlips prior to the Share and Warrant Exchange became the internal control over financial reporting of our Company.

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that, other than the changes described above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, we recognize certain weaknesses in our control procedures and are in the process of implementing remediation measures to correct them.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following individuals constitute our board of directors and executive management:

Name	Age	Position	Term
Zhao Zifeng	45	Chairman of the Board of Directors and Chief Executive Officer	October 17, 2008 thru Present
Wong Kwok Fu	35	Director	October 17, 2008 thru Present
Li Sen	47	Director	October 17, 2008 thru Present
Li Feng	41	Director	October 17, 2008 thru Present
Pun Yee Wa	38	Director	March 10, 2009 thru Present
Wang Xinggui	40	Financial Controller and Interim Chief Financial Officer	October 17, 2008 thru Present
Guo Mingguo	36	Vice President	October 17, 2008 thru Present
Tang Yuchun	26	Secretary	October 17, 2008 thru Present
Li Shunde	34	Director of Research and Development	October 17, 2008 thru Present
Su Yang	30	Director of Marketing	October 17, 2008 thru Present

Zhao Zifeng has been a director and the general manager of Shenzhen Yinlips since April 2001. Mr. Zhao has over 15 years of experience in the consumer electronics industry. From January 1999 to April 2001, Mr. Zhao served as Project Manager and the Assistant to the General Manager of Shenzhen Yifang Digital Technologies Co., Ltd., a manufacturer of portable storage and media devices. From April 1995 to January 1999, Mr. Zhao served as the Manager of the Quality Department at Action Electronics Co., LTD. (Taiwan), a manufacturer of mobile multimedia devices. Mr. Zhao received a diploma in machinery and electronics in 1990 from the Sichuan University of Science & Engineering and is currently pursuing his MBA from the Guanghua School of Management, Peking University.

Wong Kwok Fu has served as a director of Shenzhen Yinlips since March 2008. Since June 2005, Mr. Wong also served as Executive Vice President of Suny Electronics (Shenzhen) Co., Ltd., a manufacturer of optoelectronics products. From August 2000 to May 2005, Mr. Wong served as the Senior Conversation Director for The Conservancy Association, a non-government environmental organization. Mr. Wong received a Bachelor’s degree in Applied Biology in 1998 and a Master’s degree in Environmental Sciences in 2005, both from the City University of Hong Kong.

Li Sen has served as a director of Shenzhen Yinlips since August 2008. Since January 2001, Mr. Li was also a Senior Engineer for the Shenzhen Bureau of Science, Technology and Information. Mr. Li received his Bachelor’s degree in Science from Jiangsu Normal University in 1982 and his Master’s degree in Business from New Zealand Engineering and Technology College in 1998.

Li Feng has served as a director of Shenzhen Yinlips since August 2008. Since April 2001, Mr. Li also served as a Senior Officer of the Institutions Supervisory Division of the CIRC Shenzhen Bureau. Mr. Li received his Master’s and Doctorate degrees in Economics in 1996 and 2004, respectively, both from the School of Economics and Finance of Xi’an Jiaotong University.

Pun Yee Wa was appointed a director of the Company in March 2009.  Since September 2004, Ms. Pun also served as the accounting supervisor for Growth Huge Co., an accounting and auditing firm.  Ms. Pun received a degree in intermediate bookkeeping from Caritas Bianchi College of Careers in 1990.

Wang Xinggui has served as interim Chief Financial Officer of Shenzhen Yinlips since July 2009. She served as Financial Controller of Shenzhen Yinlips since August 2006. From November 1998 to July 2006, Ms. Wang served as Financial Controller of Jintianlong Enterprise (Shenzhen), Co., Ltd., a construction company. Ms. Wang received a diploma in Financial Management from Anhui Normal University in 1991.

Guo Mingguo has served as Vice General Manager of Shenzhen Yinlips since February 2006. From June 2003 to February 2006, Mr. Guo served as the Vice General Manager of ShenZhen Kente Science-Technology Development Co., Ltd., a manufacturer of computer peripheral equipment and digital products. From July 1999 to May 2003, Mr. Guo served as Vice General Manager of Shenzhen Zhuangzheng Electronics Technology Co., Ltd., a manufacturer of color displays. Mr. Guo received a diploma in Applied Electronics from the University of Electronic Science and Technology of China in 1993.

Tang Yuchun has served as Secretary of Shenzhen Yinlips since August 2007. From February 2006 to March 2007, Ms. Tang taught civil procedure at the Guangzhou Judicial School. Ms. Tang received her Bachelor’s degree in Law in 2005 and her Master’s degree in International Law in 2007, both from Guangdong University of Foreign Studies.

Li Shunde has served as Director of Research and Development of Shenzhen Yinlips since April 2006. From July 2005 to April 2006, Mr. Li served as the Supervisor of the Research and Development Department of Shenzhen Yifang Digital Technologies Co., Ltd., a manufacturer of digital products such as MP3s, hard disks, PMPs and OIPs. From May 2003 to June 2005, Mr. Li was an engineer for the research and development department at the Shezhen branch of Infospace (China), a developer and manufacturer of digital products. Mr. Li received his Bachelor’s degree in Electronic Engineering from Hunan University in 1997.

Su Yang has served as Director of Marketing for Shenzhen Yinlips since January 2004. From August 2002 to December 2003, Ms. Su was a computer teacher at a high school in the Liaoning Pvince in China. From August 2001 to March 2002, Mr. Su taught at the network educational laboratory of Beijing Normal University.   Mr. Su received a Bachelor’s degree in Computer Applications from Jinzhou Teacher’s College in 2002.

Except as noted above, the above persons do not hold any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act.

Family Relationships

There are no family relationships among any of the officers and directors.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

There have been no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The Board of Directors and Committees

Board Composition

Subject to certain exceptions, under the listing standards of the NYSE Amex, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of the following non-management directors, Pun Yee Wa, Li Sen and Li Feng, is an “independent” director as defined by the listing standards of NYSE Amex currently in effect and approved by the U.S. Securities and Exchange Commission (“SEC”) and all applicable rules and regulations of the SEC. All members of the Audit, Compensation and Nominating Committees satisfy the “independence” standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NYSE Amex.

Audit Committee

We established our Audit Committee in February 2009.  The Audit Committee consists of Pun Yee Wa, Li Sen and Li Feng, each of whom is an independent director.  Li Feng, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:

•
The appointment, replacement, compensation, and oversight of work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.

•
Reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on our Company or that are the subject of discussions between management and the independent auditors.

The board of directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is posted on our corporate website at: www.yinlips.com.

Compensation Committee

We established our Compensation Committee in February 2009. The Compensation Committee consists of Pun Yee Wa, Li Sen and Li Feng, each of whom is an independent director.  Pun Yee Wa is the Chairman of the Compensation Committee. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee Charter is posted on our corporate website at: www.yinlips.com.

Nominating Committee

We established our Nominating Committee in February 2009.  The Nominating Committee consists of Pun Yee Wa, Li Sen and Li Feng, each of whom is an independent director. Li Sen is the Chairman of the Nominating Committee. The Nominating Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The board of directors has adopted a written charter for the Nominating Committee.  A copy of the Nominating Committee Charter is posted on our corporate website at: www.yinlips.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers to file reports of holdings and transactions in our stock with the SEC. Based on a review of written representations from our executive officers and directors, other than Zhao Zifeng, we believe that during the fiscal year ended December 31, 2008, our directors, officers and owners of more than 10% of our common stock complied with all applicable filing requirements.

Mr. Zhao untimely filed the following reports:

Section 16 Filing:	Date Due:	Date Filed:
Form 3	October 27, 2008	October 28, 2008

Code of Business Conduct and Ethics

Our board of directors has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.  A copy of our code of ethics is posted on our corporate website at www.yinlips.com.  We will provide our code of ethics in print without charge to any stockholder who makes a written request to:  Secretary, Yinlips Technology, Inc., Building 3, Baiwangxin Hi-tech Industrial District 1, Nanshan District, Shenzhen, Guangdong, People’s Republic of China.  Any waivers of the application and any amendments to our code of ethics must be made by our board of directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our corporate website.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Tables

The following table sets forth information concerning the compensation for the two fiscal years ended December 31, 2008 and 2007 of the principal executive officer, our two most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year (the “named executive officers”).

Name and Position	Year	Salary	Bonus	All other compensation (1)	Total

Zhao Zifeng (2)	2008	$48,600	$7,300—	$—	$55,900
Chief Executive Officer and Chairman of the Board	2007	18,700	-	-	18,700

Richard Rappaport(3)	2008	$-	$-	$-	$-
Former Chief Executive Officer	2007	-	-	-	-
and Former Director

(1) Relates to automobile, housing and medical personal benefits.
(2) Mr. Zhao was appointed the Company’s Chief Executive Officer and Chairman of the Board upon the closing of the Share and Warrant Exchange on October 17, 2008.
(3) Mr. Rappaport resigned from all positions with the Company upon the closing of the Share and Warrant Exchange on October 17, 2008.

Outstanding Equity Awards at 2008 Fiscal Year End

There were no option exercises or options outstanding in 2008.

Employment Agreements

The Company has not entered into an employment agreement with any of the named executive officers.

Director Compensation

The Company did not and does not currently have an established policy to provide compensation to members of its board of directors for their services in that capacity. The Company intends to develop such a policy in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2008, we did not have an equity compensation plan.

Indemnifications of Directors and Executive Officers and Limitations of Liability

Under Section 145 of the General Corporation Law of the State of Delaware, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act. Our certificate of incorporation provides that, pursuant to Delaware law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of the law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws provide for the indemnification of our directors to the fullest extent permitted by the Delaware General Corporation Law. Our bylaws further provide that our board of directors has discretion to indemnify our officers and other employees. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or executive officer in connection with that proceeding on receipt of an undertaking by or on behalf of that director or executive officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under the bylaws or otherwise. We are not, however, required to advance any expenses in connection with any proceeding if a determination is reasonably and promptly made by our board of directors by a majority vote of a quorum of disinterested board members that (i) the party seeking an advance acted in bad faith or deliberately breached his or her duty to us or our stockholders and (ii) as a result of such actions by the party seeking an advance, it is more likely than not that it will ultimately be determined that such party is not entitled to indemnification pursuant to the applicable sections of its bylaws.

We have been advised that in the opinion of the Securities and Exchange Commission, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Delaware law, and that may provide additional procedural protection. As of the closing of the Share and Warrant Exchange, we have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future. Such indemnification agreements may require us, among other things, to:

•	indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors;

•	advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions; or

•	obtain directors’ and officers’ insurance.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of the date of this report are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth certain information with respect to beneficial ownership of our common stock as of August 20, 2009 based on 7,690,795 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of the outstanding common stock of our Company;

•	Each named executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.  Unless otherwise indicated, the address of each stockholder listed in the table is c/o Yinlips Technology, Inc., Building 3, Baiwangxin Hi-tech Industrial District 1, Nanshan District, Shenzhen, Guangdong, People’s Republic of China.

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class Beneficially Owned	Percent of Total Voting Power Held (1)
Directors and Executive Officers:
Zhao Zifeng	Chief Executive Officer and Chairman of the Board	6,500,000		84.52%	53.43%
Wong Kwok Fu	Director	65,765		*	*
Li Sen	Director	—		—
Li Feng	Director	—		—
Pun Yee Wa	Director	—		—
All Officers and Directors as a Group (total of eleven (11) persons)		6,565,795		85.37%	53.98%
5% Stockholders:
Richard Rappaport 1900 Avenue of the Stars Suite 310 Los Angeles, CA 90067		1,147,270	(2)	14.13%	9.11%
WestPark Capital Financial Services, LLC (3) 1900 Avenue of the Stars Suite 310 Los Angeles, CA 90067		699,747	(4)	8.80%	5.63%
Contiuum Capital Partners, LP 50 Broad St., Suite 1711 New York, NY 10004-2337		454,545	(5)	5.58%	3.60%
Micro Pipe Fund I, LLC 155 Revere Drive, Suite 10 Northbrook, IL 66062-1555		454,545	(6)	5.58%	3.60%

* Indicates less than 1%.

(1)
Assuming the full conversion of the maximum number of shares of Series A Convertible Preferred Stock issued and outstanding on August 20, 2009, which was 4,473,583 shares, into shares of our common stock.

(2)
Includes 180,000 shares of common stock and a warrant to purchase 106,415 shares of common stock owned by Mr. Rappaport. Also includes 50,625 shares of common stock and warrants to purchase 29,929 shares of common stock owned by each the Amanda Rappaport Trust and the Kailey Rappaport Trust as well as the shares of common stock and warrants to purchase shares of common stock owned by WestPark Capital Financial Services, LLC.Mr. Rappaport, as Trustee of the Rappaport Trusts and Chief Executive Officer and Chairman of WestPark Capital Financial Services, LLC, may be deemed the indirect beneficial owner of these securities since he has sole voting and investment control over the securities.

(3)	Mr. Rappaport serves as Chief Executive Officer and Chairman of WestPark Capital Financial Services, LLC.

(4)	Includes 439,763 shares of common stock and a warrant to purchase 259,984 shares of common stock.

(5)	Includes 454,545 shares of Series A Convertible Preferred Stock.

(6)	Includes 454,545 shares of Series A Convertible Preferred Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Share and Warrant Exchange

On October 17, 2008, we completed the Share and Warrant Exchange with Podium , its sole stockholder, Wong Kwok Fu, a member of our board of directors and its warrantholders. At the closing, Podium became our wholly-owned subsidiary and 100% of the issued and outstanding securities of Podium were exchanged for securities of the Company. An aggregate of 65,795 shares of common stock were issued to the stockholder and warrants to purchase an aggregate of 300,000 shares of common stock at an exercise price of $1.10 were issued to the warrantholders. As of the close of the Share and Warrant Exchange, the formed stockholder of Podium, Wong Kwok Fu, a member of our board of directors, owned approximately less than 1% of the issued and outstanding stock of the Company.

The Company’s board of directors resigned in full and appointed Zhao Zifeng, Wong Kwok Fu, Lawrence Kwok-Yan Chan, Li Sen and Li Feng to the board of directors of our Company, with Zhao Zifeng serving as Chairman. The Company’s board of directors also appointed Zhao Zifeng as Chief Executive Officer, Simon Zhang as Chief Financial Officer, Guo Mingguo as Vice President, Wang Xinggui as Financial Controller,Tang Yuchun as Secretary, Li Shunde as Director of Research and Development, and Su Yang as Director of Marketing.

Private Placement

WestPark Capital, Inc. (“WestPark”), the placement agent for the $5 million equity financing conducted by the Company concurrently with the Share and Warrant Exchange, received a commission equal to 9% of the gross proceeds from the financing, in addition to a success fee of $90,000, for an aggregate fee of $533,000. Richard Rappaport, our President and one of our controlling stockholders prior to the Share and Warrant Exchange, is the Chief Executive Officer of WestPark and indirectly holds a 100% interest in WestPark. Anthony C. Pintsopoulos, an officer, director and significant stockholder of the Company prior to the Share and Warrant Exchange, is the Chief Financial Officer of WestPark. Kevin DePrimio and Jason Stern, each employees of WestPark, are also stockholders of the Company. Thomas J. Poletti is a former stockholder of the Company and is currently a partner of K&L Gates LLP, the Company’s U.S. legal counsel. Each of Messrs. Rappaport and Pintsopoulos resigned from all of their executive and director positions with the Company upon the closing of the Share and Warrant Exchange.

Purchase Right and Share and Warrant Cancellation

On November 14, 2008, Zhao Zifeng, our Chief Executive Officer and Chairman of the Board, purchased 6,500,000 shares of our common stock at a per share purchase price of $0.415 (the “Purchase Right”). Each of the stockholders and warrantholders of the Company prior to the Share and Warrant Exchange agreed to cancel 0.91867 shares of common stock and warrants to purchase 0.98943 shares of common stock held by each of them for each one (1) share of common stock purchased by Mr. Zhao pursuant to the Purchase Right (the “Share and Warrant Cancellation”). Pursuant to the Share and Warrant Cancellation, an aggregate of 5,971,390 shares of common stock and warrants to purchase 6,431,299 shares of common stock held by certain of our stockholders and warrantholders prior to the Share and Warrant Exchange were cancelled.

Real Estate Purchase Agreement with Zhao Zifeng

On August 15, 2006, Zhao Zifeng, our Chief Executive Officer, whose previous name is Zhao Taisheng, and Shenzhen Yinlips entered into a Real Estate Purchase Contract (the “Real Estate Contract“), pursuant to which Mr. Zhao transferred the properties located at Room 2929, 2931, 1822, 1609, Nanguang Jiejia Building, Shennan Zhong Road, Futian District, Shenzhen (the “Property”) to Shenzhen Yinlips for a purchase price of RMB 6.078 million, which is approximately $888,000 (the “Purchase Price”). The total area of the Property is 242.56 squared meters. The corresponding land use rights were transferred together with the Property. As of the date hereof, Shenzhen Yinlips has paid the Purchase Price in full and is using the Property as its principal office.

Patent License Agreement

Our Chief Executive Officer, Zhao Zifeng, has legal ownership of approximately two patents in China, in addition to four patent applications, that we rely on in the operation of our business. On October 4, 2008, we entered into a patent license agreement with Mr. Zhao for the right to use such patents and patent applications in the operation of our business.  On March 26, 2009, we entered into an amendment to the patent license agreement to include additional patents granted to Mr. Zhao.  We also filed appropriate certificates with the Bureau of Intellectual Property in the PRC in October 2008 and March 2009, which, after approved by the Bureau, would result in the legal license of the patents and patent applications by us.  Mr. Zhao did not receive any additional consideration for the license of the intellectual property rights to us, other than the execution of the patent license agreement being a condition to closing of Share and Warrant Exchange.

Policy for Approval of Related Party Transactions

We do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404 of Regulation S-K.  We expect our board to adopt such a policy in the near future.

Director Independence

See Item 10 “Directors, Executive Officers and Corporate Governance” for a discussion of board member independence.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended December 31, 2008 and 2007, we retained Kempisty & Company, Certified Public Accountants, P.C. and AJ. Robbins, P.C., Certified Public Accountants, respectively, to provide services as follows:

	Fees for the Year Ended December 31
Services	2008	2007
Audit fees (1)	$370,000	$16,960
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-

Total audit and non-audit fees	$370,000	$16,690

(1) These are fees for professional services performed by our principal accountants for the audit of our annual financial statements, review of our quarterly reports, and review of our Registration Statements on Form S-1.

(2) No fees were billed for each of fiscal year 2008 and fiscal year 2007 for assurance and related services by our principal accountants reasonably related to the performance of the audit or review of the Company’s financial statements.

(3) There were no tax return preparation fees for fiscal year 2008 and fiscal year 2007 paid to our principal accountants.

(4) No fees were billed for each of fiscal year 2008 and fiscal year 2007 for products and services provided by our principal accountants, other than the services reported above.

Pre-Approval Policy

In accordance with our Audit Committee Charter, the Audit Committee pre-approves all auditing services and permitted non-audit services, if any, including tax services, to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The scope of the pre-approval shall include pre-approval of all fees and terms of engagement. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1. Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules: None.

3. Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Exhibit Description

2.1
Restated and Amended Equity Transfer Agreement dated as of September 22, 2008 by and among Zhao Zifeng, Zhang Weiqiang and Podium Technology Limited (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008).

2.2
Share and Warrant Exchange Agreement, dated as of September 22, 2008, by and among the Registrant, Podium Technology Limited. Yinlips Digital Technology (Shenzhen) Co., Ltd., and all of the stockholders and warrantholders of Podium Technology Limited (incorporated by reference from Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008).

3.1
Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form 10-SB (File No. 000-52930) filed with the Securities and Exchange Commission on November 26, 2007).

3.2	Bylaws (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form 10-SB (File No. 000-52930) filed with the Securities and Exchange Commission on November 26, 2007).

3.3
Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Office of Secretary of State of Delaware on October 15, 2008 (incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008).

3.4
Certificate of Ownership and Merger effecting name change filed with the Office of Secretary of State of Delaware on October 20, 2008 (incorporated by reference from Exhibit 3.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008).

10.1
Note and Warrant Purchase Agreement dated May 30, 2008 by and among Podium Technology Limited, Trillion Growth China LP and Midsouth Investor Fund LP (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008).

10.2	Form of Promissory Note (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008).

10.3	Form of Warrant (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008).

10.4	Form of Subscription Agreement (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008).

10.5
Registration Rights Agreement dated October 17, 2008 entered into by and between the Registrant and the Stockholders (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008).

10.6
Share and Warrant Cancellation Agreement dated October 17, 2008 entered into by and between the Registrant and the Stockholders (incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008).

10.7
Form of 2008 Employment Agreement entered into with executive officers indicated in Schedule A attached to the Form of Agreement (translated to English) (incorporated by reference from Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008).

10.8
Real Estate Purchase Contract dated August 15, 2006 entered into by and between Yinlips Digital Technology (Shenzhen) Co., Ltd. and Zhao Zifeng (translated to English) (incorporated by reference from Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008).

10.9
Patent License Agreement dated October 4, 2008 entered into by and between Yinlips Digital Technology (Shenzhen) Co., Ltd. and Zhao Zifeng (translated to English) (incorporated by reference from Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008).

10.10	Amendment No. 1 to Patent License Agreement dated March 26, 2009 entered into by and between Yinlips Digital Technology (Shenzhen) Co., Ltd. and Zhao Zifeng.

10.11
Common Stock Purchase Agreement dated November 14, 2008 by and between Yinlips Technology, Inc. and Zhao Zifeng (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2008).

10.12	Realty Lease Contract dated November 10, 2008 by and between Shenzhen Shekou Yu Er Industrial Co., Ltd. and Yinlips Digital Technology (Shenzhen) Co., Ltd.

16.1
Letter from AJ. Robbins, PC to the Securities and Exchange Commission dated October 21, 2008 (incorporated by reference from Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YINLIPS TECHNOLOGY, INC. (Registrant)

August 20, 2009	By:	/s/ Zhao Zifeng
Zhao Zifeng
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zhao Zifeng	Chief Executive Officer and Chairman of the Board	August 20, 2009
Zhao Zifeng	(Principal Executive Officer)

/s/ Wang Xinggui	Financial Controller and Interim Chief Financial Officer	August 20, 2009
Wang Xinggui	(Principal Financial Officer)

/s/ Wong Kwok Fu		August 20, 2009
Wong Kwok Fu	Director

/s/ Li Sen		August 20, 2009
Li Sen	Director

/s/ Li Feng		August 20, 2009
Li Feng	Director

/s/ Pun Yee Wa		August 20, 2009
Pun Yee Wa	Director

YINLIPS TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Yinlips Technology, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Yinlips Technology, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related statements of operations, cash flows and changes in shareholders’ equity and comprehensive income for each of the years in the two year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yinlips Technology, Inc. and Subsidiaries at December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2008 in conformity with accounting principles generally accepted in the in the United States of America.

/s/ Kempisty & Company
Kempisty & Company
Certified Public Accountants PC
New York, New York
August 19, 2009

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Yinlips Technology, Inc. (Formerly SRKP 19, Inc.)
We have audited the condensed Parent Only balance sheet of Yinlips Technology, Inc. as of December 31, 2008 and 2007 and the related condensed Parent Only statements of operations and cash flows for the year ended December 31, 2008 and the period January 3, 2007 (inception) to December 31, 2007 included in Footnote 19 to the Consolidated Financial Statements of Yinlips Technology, Inc. These Parent Only condensed financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the condensed Parent Only financial statements referred to above present fairly, in all material respects, the financial position of of Yinlips Technology, Inc. at December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008 and the period January 3, 2007 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the in the United States of America.

Kempisty & Company
Certified Public Accountants PC
New York, New York
August 19, 2009

Yinlips Technology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In U.S. Dollars)

	December 31,	December 31,
	2008	2007

Assets
Current Assets
Cash and cash equivalents	$199,779	$20,287
Accounts receivable, net (Note 3)	4,692,956	2,020,275
Advances (Note 4)	1,484,077	-
Refundable purchase price paid (Note 6)	-	791,204
Inventories, net (Note 5)	2,910,703	1,622,372
Restricted cash (Note 9)	293,380	-
Total current assets	9,580,895	4,454,138
Property and equipment, net (Note 8)	1,669,670	1,503,192
Plant renovation deposit (Note 7)	960,453	685,500
Other receivables	57,881	15,437
Total Assets	$12,268,899	$6,658,267

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabitlies	$952,488	$1,120,591
Various taxes payable (Note 10)	187,381	81,277
Short-term loans payable (Note 9)	1,114,498	-
Wages payable	506,450	368,594
Corporate tax payable (Note 14)	31,877	195,041
Total Liabilities	2,792,694	1,765,503

Commitments and Contigencies (Note 16)	-	-

Shareholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 5,454,545 shares undesignated, 0 and 0 shares issued and outstanding at December 31, 2008 and 2007, respectively.	-	-
Preferred Stock Series A Convertible, $0.0001 par value, 4,545,455 shares authorized, 4,473,583 and 0 shares issued and outstanding at December 31, 2008 and 2007, respectively. Liquidation preference and redemption value of $4,920,945 at December 31, 2008. (Note 11)	447	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,690,795 and 6,565,795 shares issued and outstanding at December 31, 2008 and 2007, respectively (Note 1)	769	657
Additional paid-in capital	5,034,077	120,310
Accumulated other comprehensive income	691,621	328,092
Statutory surplus reserve fund (Note 15)	70,881	70,881
Retained earnings (unrestricted)	3,678,410	4,372,824
Total Shareholders' Equity	9,476,205	4,892,764
Total Shareholders' Liabilities and Equity	$12,268,899	$6,658,267

The accompanying notes are an integral part of these consolidated financial statements.

Yinlips Technology, Inc. and Subsidiaries
Consolidated Statements of Income
(In U.S. Dollars)

	For the Year Ended
	December 31,
	2008	2007

Revenue	$24,074,841	$21,304,717
Other Sales	-	-
Cost of Goods Sold	(18,600,639)	(16,883,580)
Gross Profit	5,474,202	4,421,137

Selling Expenses	582,758	490,951

General and administrative
Depreciation (Note 8)	65,916	27,469
Merger cost	751,035	-
Consulting fee	1,566,901
Others general and administrative	878,477	275,893
Total general and administravive	3,262,329	303,362
Research and development	1,099,585	867,903
Total operating expenses	4,944,672	1,662,216
Income from operations	529,530	2,758,921

Other income (expenses)
Interest income	9	2,344
Bridge loans warrants interest expense (Note 12)	(594,000)	-
Interest expense	(36,480)	-
Penalty on renovation contract (Note 7)	(43,245)	-
Sundry income (expense), net	37	55
Total other income (expenses)	(673,679)	2,399

Income (loss) before income taxes	(144,149)	2,761,320
Income taxes (Note 14)	(550,265)	(411,155)

Net income (loss)	$(694,414)	$2,350,165

Basic earnings per share	$(0.10)	$0.36

Weighed-average shares outstanding, Basic	6,799,402	6,565,795

Diluted earnings per share	$(0.10)	$0.36

Weighed-average shares outstanding, Diluted	6,799,402	6,565,795

The accompanying notes are an integral part of these consolidated financial statements.

Yinlips Technology, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equities
(In U.S. Dollars)

						Accumulated
	Preferred Stock				Additional	Other	Statutory	Retained	Total
	Series A		Common Stock		Paid-in	Comprehensive	Reserve	Earnings	Stockholders'	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Fund	(Unrestricted)	Equity	Income
Balance at December 31, 2006	-	$-	6,565,795	$657	$120,317	$73,234	$70,881	$2,022,659	$2,287,748
Imputed interest allocated									-
Foreign currency translation adjustment						254,858			254,858	$254,858
Divident declared									-
Net income for the year								2,350,165	2,350,165	2,350,165
Comprehensive income									-	$2,605,023
Balance at December 31, 2007	-	$-	6,565,795	$657	$120,317	$328,092	$70,881	$4,372,824	$4,892,771
Reverse merger adjustment			1,125,000	112	(67,853)				(67,741)
Sale of 4,473,583 shares of Series A Preferred Stock at $1.10 per share	4,473,583	447			4,387,613				4,388,060
Bridge loans warrants interest expenses					594,000				594,000
Allocation of retained earnings to statutory reserve fund									-
Foreign currency translation adjustment						363,529			363,529	$363,529
Divident Declared									-
Net income (loss) for the year								(694,414)	(694,414)	(694,414)
Comprehensive income									-	$(330,885)
Due from related parties									-
Balance at December 31, 2008	4,473,583	$447	7,690,795	$769	$5,034,077	$691,621	$70,881	$3,678,410	$9,476,205

The accompanying notes are an integral part of these consolidated financial statements.

Yinlips Technology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In U.S. Dollars)

	For the Year Ended
	December 31,
	2008	2007

Cash Flows From Operating Activities

Net Income (loss)	$(694,414)	$2,350,165
Adjustments to reconcile net income to net cash provided by operating activities:
Bridge loans warrants interest expense	594,000	-
Bad debt allowance	15,657	-
Depreciation	194,008	152,660
Changes in operating assets and liabilities:
Accounts receivable	(2,688,338)	(540,405)
Advances	(1,484,077)	-
Inventories, net	(1,288,331)	(667,351)
Refundable purchase price paid	791,204	(791,204)
Plant renovation deposit	(274,953)	(685,500)
Other receivables	(42,444)	(13,308)
Restricted cash	(293,380)	-
Accounts payable and accrued liabilities	(168,103)	22,866
Various taxes payable	106,104	25,442
Wages payable	137,856	184,419
Corporate tax payable	(163,164)	10,530
Net cash provided by (used in) operating activities	(5,258,375)	48,314

Cash Flows From Investing Activities
Purchases of property and equipment	(256,847)	(209,275)
Net cash used in investing activities	(256,847)	(209,275)

Cash Flows From Financing Activities
Proceeds from short-term demand loans payable	1,114,498	-
Net proceeds from private placement	4,388,060	-
Due to related parties and affiliated companies	-	(7,913)
Net cash provided by (used in) financing activities	5,502,558	(7,913)
Effect of exchange rate changes on cash	192,156	167,329
Net increase (decrease) in cash and cash equivalents	179,492	(1,545)

Cash and cash equivalents, beginning of period	20,287	21,832

Cash and cash equivalents, end of period	$199,779	$20,287

Supplemental disclosure information:
Interest expense paid	$36,480	$-
Income taxes paid	$550,265	$411,155

Non cash investing and financing activities:
Subcription receivable offset with related party debt	$2,697,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

Note 1 - Organization and Nature of Business

Yinlips Technology, Inc. (“Yinlips US”) was incorporated the State of Delaware on December 7, 2006. Yinlips US was organized as a blank check shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  On October 17, 2008, Yinlips US (i) completed a share exchange transaction pursuant to which it became the 100% parent of Podium Technology Limited (“Podium”), (ii) assumed the operations of Podium and its subsidiaries, and (iii) changed its name to from SRKP 17, Inc. to Yinlips Technology, Inc.

Podium Technology Limited (“Podium”) was established on July 3, 2007 in the British Virgin Islands (“BVI”) with 50,000 shares authorized and issued at par value $1HKD. Podium was organized as a non-operating BVI company with nominal net assets to organize business restructuring of going public. On December 27, 2007, Podium signed an Equity Transfer Agreement with Yinlips Digital Technology (Shenzhen) Co., Ltd. (“Yinlips PRC”).

Yinlips PRC was a private operating company established in 2001. Yinlips PRC business includes design, manufacture, and marketing of CRTs, LCDs, and a series of portable digital devices, including portable DVDs, Palm PCs, MP3s, Mp4s, PMPs, Mp4+Games, Game cards, and digital photo frames.

On January 5, 2008, Podium and Yinlips PRC agreed that the owners would transfer their 100% ownership in its registered capital of RMB 1 million to Podium. This agreement was approved by the Chinese authorities on January 16, 2008. The two parties also agreed that the first payment (10% of the total consideration) to be made on April 2008, and the rest of the payments will be made within the next six months. On April 29, 2008, Podium made its first payment of USD $14,893 to the owners and a subsequent payment of USD $122,943 on June 18, 2008. However, on June 11, 2008 the original Equity Transfer Agreement was restated to increase the equity transfer price to its appraised value of RMB 19,200,000. The balance of RMB 18,200,000 was payable to the Yinlips PRC owner.

On September 22, 2008, Podium entered into a Share and Warrant Exchange agreement (“Exchange Agreement”) with Yinlips US (formerly known as SRKP 17, Inc.). Pursuant to the exchange agreement, the shareholder and warrant holders of Podium would transfer all of the issued and outstanding shares and warrants of Podium to SRKP 17 in exchange for 65,795 shares of Yinlips US’s common stock and warrants to purchase 300,000 shares of common stock at an exercise price of $1.10 per share (the “Share and Warrant Exchange”). On October 17, 2008, the Share and Warrant Exchange closed and Podium became Yinlips US wholly-owned subsidiary. A total of 65,795 shares and 300,000 warrants were issued to the former shareholder and warrant holders of Podium, respectively.

Pursuant to the Share and Warrant Exchange Cancellation agreement, Yinlips US shareholders and warrant holders agreed to cancel 5,971,390 shares of common stock and warrants to purchase 6,431,299 shares of common stock and offered a thirty (30) day right to purchase up to 6,500,000 shares of common stock at a per share purchase price of $0.415 (the “Purchase Right”) to the owners of Yinlips PRC. On October 18, 2009, the Yinlips PRC owner used the receivables from Podium as the conversion for the Yinlips US share purchase.

Yinlips US and its subsidiaries Podium and Yinlips PRC shall be collectively referred throughout as “the Company”.

Pursuant to PRC rules and regulations relating to mergers of PRC companies with foreign entities, an offshore company controlled by PRC citizens that intends to merge with a PRC company will be subject to strict examination by the relevant PRC foreign exchange authorities. To enable Yinlips PRC to go public, the owners of Yinlips PRC (“Yinlips management”) made the following restructuring arrangements: (i) established Podium as a BVI holding company owned by a non PRC-citizen and indirectly controlled the operations of Podium, (ii) had Podium enter into an equity transfer agreement with Yinlips PRC by paying 19,200,000 RMB to the Yinlips management, (iii) had Podium and its subsidiary Yinlips PRC enter into a share exchange agreement with Yinlips US, and (vi) the Yinlips management entered into an agreement to convert the RMB 18,200,000 payables to Yinlips management in exchange for the Company’s common stock purchase.

Upon consummation of the Share Exchange and the Purchase Right, Yinlips management owns a majority of the issued and outstanding shares of common stock of the Company and Zhao Zifeng, Chairman of the Board of Yinlips PRC, was appointed as Chairman of the Board and Chief Executive Officer of Yinlips US.

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

Note 1 - Organization and Nature of Business

For accounting purposes, this transaction is being accounted for as a reverse merger. The transaction has been treated as a recapitalization of Podium and its subsidiaries, with Yinlips US (the legal acquirer of Podium and its subsidiaries including Yinlips PRC) considered the accounting acquiree and Yinlips PRC, the only operating company, and whose management took control of Yinlips US (the legal acquiree of Yinlips US) is considered the accounting acquirer. The Company did not recognize goodwill or any intangible assets in connection with the transaction.

To summarize the paragraphs above, the organization and ownership structure of the Company is as follows:

Note 2 - Summary of Significant Accounting Policies

a.	Basis of preparation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America.

In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2008 and 2007, and the results of operations and cash flows for the years ended December 31, 2008 and 2007, respectively.

b.	Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company transactions have been eliminated in consolidation.

c.	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

d.	Fair values of financial instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable,  inventories, , prepaid expenses and other receivables, payables and accrue liabilities  and other payables, short term loans, various taxes payable , other taxes payable, wages payable, and corporate taxes payable.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

Note 2 - Summary of Significant Accounting Policies (continued)

e.	Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

f.	Accounts Receivable

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

The allowance for doubtful accounts is provided using a factor of 0.5% of the year-end total accounts receivable trade balances.

g.	Inventories

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

h.	Property and Equipment

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

Building	20 years
Molds	5 years
Machinery &Equipment	5 years
Electronic Equipment	5 years
Computer Software	5 years
Computer Equipment	5 years
Office Equipment	5 years
Other Equipment	5 years
Automobiles	5 years
Leasehold Improvement	5 years

i.	Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

Note 2 - Summary of Significant Accounting Policies (continued)

j.	Revenue recognition

The Company’s revenue is derived from the sale of electronic products. The Company recognizes its revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is reasonably assured in accordance with SAB 104. Returns and allowances are recorded as incurred and have been immaterial for all the periods presented.

k.	Advertising

The Company expenses advertising costs as incurred. Advertising is included in selling expenses for financial reporting. The Company spent $159,916 and $63,512 on advertising expenses for the years ended December 31, 2008 and 2007, respectively.

l.	Research and development costs

Research and development costs are expensed to operations as incurred.  The Company spent $1,099,585 and $876,930, on direct research and development (“R&D”) efforts for the years ended 2008 and 2007, respectively.

m.	Income Taxes

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

n.	Foreign currency translation

The functional currency of Podium Technology Limited is Hong Kong Dollar (“HKD”) prior to September 30, 2008. The functional currency was changed to US Dollar (“USD”) beginning October 1, 2008. The financial statements are maintained using the functional currency of HKD prior to September 30, 2008 and USD beginning October 1, 2008.

The functional currency of Yinlips Digital Technology (ShenZhen) Co. Ltd. is the Renminbi (“RMB”), the PRC’s currency. The financial statements are maintained using the functional currency of RMB.

For financial reporting purposes, the financial statements of Podium Technology Limited prior to September 30, 2008,  which are prepared in HKD, are translated into the Company’s reporting currency, United States Dollars (“USD”); the financial statements of Yinlips Digital Technology (ShenZhen) Co. Ltd. , which are prepared in RMB, are translated into the Company’s reporting currency, USD. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder’s equity.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2007	7.29395	7.59474
Year ended December 31, 2008	6.81710	6.93722

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

Note 2 - Summary of Significant Accounting Policies (continued)

o.	Goodwill

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

p.	Impairment of Long-Lived Assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

q.	Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

r.	Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. The Company has not yet determined the effect, if any, of the adoption of this statement on its financial condition or results of operations.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. The Company has not yet determined the effect, if any, of the adoption of this statement on its financial condition or results of operations.

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

Note 2 - Summary of Significant Accounting Policies (continued)

r.	Recently Issued Accounting Pronouncements (continued)

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

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has adopted SFAS No. 160 on its consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R did not have a material impact on the Company’s consolidated results of operations or financial position.

t.	Recently adopted accounting pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation had no material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company’s financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

SFAS No. 123R, Share-Based Payment, an Amendment of SFAS No. 123, was issued in December 2004 and was effective as of the beginning of the Company’s 2006 fiscal year. SFAS No. 123R requires all share-based payments to qualified individuals, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their grant date fair values.

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

Note 3 - Accounts Receivable

Accounts receivable consists of the following:

	December 31,	December 31,
	2008	2007
Accounts receivable	$4,724,088	$2,034,481
Allowance for doubtful accounts	(31,132)	(14,206)
Total	$4,692,956	$2,020,275

The bad debt provisions were $15,657 and $0 for the years ended December 31, 2008 and 2007, respectively. The change in the allowance for doubtful account was summarized as follows:

	December 31,	December 31,
	2008	2007
Beginning of year	$14,206	$7,447
Effect of exchange rate	1,269	6,759
Current year’s provision	15,657	-
End of period	$31,132	$14,206

Note 4 - Advances

Equipment Purchases

In November 2008, the Company signed two agreements for equipment purchases. The cost of the new equipments is $2,707,754 which was completely assembled in the second quarter of 2009. The Company paid a deposit of $1,484,077 as an advance to the supplier. The balance will be paid upon shipment to the Company and in working condition.

Note 5 - Inventories

Inventory consists of the following:

	December 31,	December 31,
	2008	2007
Raw materials	$1,383,073	$467,658
Finished goods	1,593,775	735,148
WIP	24,942	504,698
Less: allowance for obsolete inventories	(91,087)	(85,132)
Total	$2,910,703	$1,622,372

Management uses the specific identification method to provide an allowance for obsolete or slow-moving inventory items, including finished goods and raw materials. The writedown provisions were $0 and $0 for the years ended December 31, 2008 and 2007. The change in allowance for obsolescence was summarized as follows:

	December 31,	December 31,
	2008	2007
Beginning of year	$85,132	$79,637
Effect of exchange rate	5,955	5,495
Current year’s provision	-	-
End of year	$91,087	$85,132

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

Note 6 - Refundable Purchase Price Paid

The Company intends to acquire a digital technology company for which they paid RMB 5,771,000 (or $791,204) as a deposit. On December 31, 2007, the Company disclosed that this business combination was expected to be completed on June 30, 2008. If the transaction is not completed on time the deposit will be fully refunded. On May 10, 2008, the two parties decided to delay the deal closing date to the end of August 2008 due to change of the operation circumstances from both the Company and the acquirer. On July 19, 2008, both parties renegotiated and signed a refund agreement in which the digital technology company agreed to refund RMB 3,000,000 (or approximately $439,000) on September 15, 2008 and RMB 2,771,000 (or approximately $405,000) on October 5, 2008 unless the merger goes forward. As of December 31, 2008, the Company has received all the balance of the refundable purchase price paid.

Note 7 - Deposit Paid for Plant Renovation

In the third quarter of 2007, the Company signed a contract for new plant renovation and paid a deposit of RMB 5,000,000 (or approximately $685,500).  The contract was terminated in January 2008 because of new environmental regulations enforced by the local government which prohibits the establishment of a plant within the designated area. The Company then entered an agreement with the original contractor to pay a penalty of RMB 300,000 (or $43,245) and the rest of the deposit would be refunded by the end of March 31, 2008. The Company has the intention to continue with the plant renovation for its business expansion therefore renegotiated and signed a supplemental agreement on March 25, 2008 and agreed upon a plan to resolve the paid-in deposit. On July 19, 2008, the two parties amended the supplemental agreement and decided that the contractor to refund RMB 2,500,000 (or approximately $365,000) on September 20, 2008 and RMB 2,200,000 (or approximately $322,000) on October 10, 2008 unless the renovation begins. As of December 31, 2008, the Company has received all the balance of deposit paid for plant renovation.

On November 18, 2008, the Company entered into a renovation contract with an estimated cost of $1,027,447 with a decoration company and paid a total of $960,453 for plant renovation. The renovation will complete in four months and the actual expense will be determined and paid after the renovation is completed.

Note 8- Fixed Assets

Fixed assets consist of the following:

	December 31,	December 31,
	2008	2007
Building	$891,223	$832,958
Molds	391,809	130,519
Machinery and Equipments	672,401	628,442
Computer software	-	3,016
Office equipment	60,085	47,547
Automobiles	87,075	81,383
Leasehold improvements	129,087	120,648
	2,231,680	1,844,513
Accumulated Depreciation	(562,010)	(341,321)
Total Fixed Assets – Net	$1,669,670	$1,503,192

The depreciation expense is $194,008 and $152,660 for the years ended December 31, 2008 and 2007, respectively, as follows:

	December 31,	December 31,
	2008	2007
Cost of goods sold	$128,092	$125,191
Operating expenses	65,916	27,469
Total	$194,008	$152,660

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

Note 9 - Short Term Loans

On October 28, 2008, the Company obtained a one year term loan of RMB 8,000,000 ($1,114,498) from Pudong Development Bank ("PDB") bearing interest at approximately 110% of the prevailing prime rate (approximately 7%-8%). Pursuant to the loan contract, the monthly payment is RMB 400,000 plus monthly interest and the balance will be repaid in October 2009.

The above loan was part of a package of loans PDB made to 5 different companies where all the companies cross guarantee each others’ loans.  In the event when one company defaulted on its loan the other companies are required to pay a penalty based on the percentage of the defaulted loan to PDB.  Additionally, each company was required to deposit 25% of the loan amount it received in an account held at PDB to be used as collateral for the loans.  The Company deposited RMB 2,000,000 ($293,380) in the bank account as restricted cash.

Note 10 - Various Taxes Payable

Various taxes payable consists of the following:

	December 31,	December 31,
	2008	2007
Value-added taxes (VAT) payable:	$180,174	$80,115
Other misc. taxes/levies	7,207	1,162
Total	$187,381	$81,277

The Company pays and collects Value-added taxes (VAT) both at the rate of 17%. The other misc taxes/levies included City development levies and Educational levies. The City development levies and Educational levies are 1% and 3%, respectively, of last month VAT.

Note 11 – Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock.

On October 15, 2008, the Company filed a Certificate of Designations, Preferences and Rights (the “Certificate”) whereby it designated 4,545,455 shares of its preferred stock, $0.0001 par value per share, as Series A Convertible Preferred Stock, (the “Preferred Stock”).  Each share of Preferred Stock has a stated value of $1.10.  Each share of Preferred Stock is convertible, at the option of the holder at any time and from time to time after the original issue date of the Preferred Stock, into one share of Common Stock, at a conversion price equal to the per share purchase price, subject to adjustment as more fully described in the Certificate.  Each share of Preferred Stock has the right to one vote per share of Common Stock issuable upon conversion of the shares of Preferred Stock.

On October 31, 2008, the Company closed a private placement transaction in which the Company received gross proceeds of approximately $4.9 million (the “Private Placement”). Pursuant to the subscription agreements entered into with the investors, the Company sold an aggregate of 4,473,583 shares of Series A Convertible Preferred Stock at a price of $1.10 per share. Each share of Preferred Stock shall be convertible at the option of the holder thereof, at any time and from time to time from and after the Original Issue Date into that number of shares of Common Stock determined by dividing the Stated Value of $1.10 of such share of Preferred Stock by the Conversion Price of $1.10.

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

Note 11 – Series A Preferred Stock (continued)

In accordance with Emerging Issues Task Force (‘‘EITF’’) 98-5 and EITF 00-27, the Series A convertible preferred stock does not have an embedded beneficial conversion feature (BCF) because the effective conversion price of such shares equals the fair value of the Company’s common stock. The Company determined that the fair value of the common stock at $1.10 per share based on the fact that (1) the common stock is not readily tradable in an open market at the time of issuance, and (2) the Company has recently sold the convertible preferred stock that is convertible into common stock at 1:1 ratio for $1.10 per share in a private placement, therefore the market price of the common stock is $1.10 per share. However, if in the future the Company has a dilutive issuance of securities, as defined in the Preferred Stock Certificate of Designator, the Company must recognize a beneficial conversion if a reset of the conversion price occurs.

Value Allocated to Preferred Stocks:
Proceeds from issuance	$4,920,945
Less value allocated to warrants	-
Value allocated to preferred stocks	$4,920,945

Market Value of Shares Issuable Upon Conversion:
Shares issuable upon conversion of the preferred stocks	4,473,583
Market value of stock on preferred stock issuance date	$1.10
Market value of shares issuable upon conversion	$4,920,945

Beneficial Conversion Feature:
Market value of shares issuable upon conversion	$4,920,945
Less value allocated to preferred stocks	4,920,945
Value of beneficial conversion feature	$-

The Company evaluated whether or not the Series A convertible preferred stock contained any embedded conversion features that meet the definition of derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  Paragraph 12 of SFAS 133 states that an embedded derivative instrument shall be separated from the host contract and accounted for as a derivative instrument pursuant to the statement if and only if all the following criteria are met:
a.
The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristic and the risks to the host contact. (Additional guidance on applying this criterion to various contracts containing embedded derivative instrument s is included in Appendix A of this statement.)

b.
The contract that embodies both the embedded derivative instrument and the host contract are not measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur.

c.
A separate instrument with the same terms as the embedded derivative instrument would, pursuant to paragraph 6-11, be a derivative instrument subject to the requirements of this statement. However, this criterion is not met if the separate instrument with the same terms as the embedded derivative instrument would be classified as a liability (or an asset in some circumstance) under the provisions of Statement 150 but would be classified in stockholders’ equity absent the provisions in Statement 150.

The Series A Preferred Stock has a fixed conversion provision of 1 preferred share for 1 common share and is convertible at the option of the holder and automatically based upon certain events happening. Based upon the above requirement of paragraph 12 of SFAS 133, it is clear that any potential embedded derivatives in the Series A Preferred Stock are clearly and closely related and do not require bifurcation from the host.

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

Note 11 – Series A Preferred Stock (continued)

The Company evaluated whether or not the convertible preferred stock should be classified as a liability or equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” and Topic D-98 “Classification and Measurement of Redeemable Securities”. The Company concluded that under EITF Topic D-98, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, the Company classified the Series A Preferred Stock as permanent equity since there was no deemed liquidation event that requires one or more class or type of equity security to be redeemed.

Note 12 – Warrants

Original shareholders warrants

In January 2007, the Company sold to its original shareholders warrants to purchase 7,096,390 shares of common stock at an exercise price of $0.0001. On October 17, 2008, these shareholders canceled an aggregate of 6,431,299 warrants such that the shareholders held an aggregate of 665,091 warrants immediately after the Share Exchange. The warrant has a 5 year term and is not exercisable until at least one year from the date of Share Exchange.

Bridge loans warrants

On May 30, 2008, Podium was indebted for two bridge loans from Midsouth Investment and Trillion Investment. A warrant was issued to each lender to purchase conversions shares of the Company. The warrant is exercisable for that number of conversion shares determined by dividing the Warrant Coverage Amount (50% of the principal amount of the note) by the Conversion Price prior to May 30, 2013. The fair market value of the warrant is equal to 0.01% of the principal amount of the note to which it relates.

On September 22, 2008, the Company signed Share and Warrants Exchange Agreement (“Exchange”) with Podium Technology Limited (“BVI”) that the Company issues 65,795 shares of common stock (par value of $0.0001), and 300,000 warrants to purchase 300,000 shares of common stock at $1.10 each in exchange for the 100% of all issued and outstanding shares of common stock and all outstanding warrants. The bridge loans are repaid in cash as of December 31, 2008

The fair market value of the warrants used were estimated on the date of grant using the Black-Scholes option pricing model in accordance with SFAS No. 123R using the following assumptions: risk-free interest rate of 1.6%, expected volatility of 10%, and a term  of 5 years. The value the warrants was determined to be $594,000 and was recorded as bridge loans warrants interest expense.

The summary of the status of the Company’s outstanding warrants and changes during the period ended is as follows:

	December 31, 2008		December 31, 2007
	Number of Warrants	Average Exercise Price	Number of Warrants	Average Exercise Price
Original shareholders warrants	665,091	$0.0001	-	$-
Bridge loans warrants	300,000	$1.10	-	$-
Exercised	-	$-	-	$-
Forfeited/canceled	-	$-	-	$-
End of the year	965,091		-

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the warrants are considered freestanding instruments and are classified as equity instruments and included in additional paid-in capital.

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

Note 13 – Reconciliation of Earnings per Share (EPS)

	December 31,
	2008	2007
Numerator
Net Income (loss) available to common stockholders	(694,414)	2,350,165

Denominator
Weighted-average shares outstanding for earnings per share, basic	6,799,402	6,565,795

Effect of dilutive securities:
Warrants	-	-
Convertible preferred stock	-	-
Weighted-average shares outstanding for earnings per share, diluted	6,799,402	6,565,795

Net income per share:
Basic	$(0.10)	$0.36
Diluted	$(0.10)	$0.36

The following were excluded from the computation of the diluted securities outstanding as they would have been an anti-dilutive impact.

	December 31,
	2008	2007
Stock warrants	438,106	-
Convertible preferred stock	757,820	-

Note 14 - Income Taxes

The Company as a manufacturing enterprise established in Shenzhen, PRC, was entitled to a preferential Enterprise Income Tax (”EIT”) rate.  In 2008, the local government has increased the EIT rate from 15% to 18%.  The Company is currently applying for the High-Tech Enterprise title, if the application is approved by the local government the Company will have a tax holiday of 2 years 100% exemption starting from the first profitable year, and followed by 3 years of 50% tax deduction.

The corporate income tax expense and payable are as follows:
	December 31,	December 31,
	2008	2007
Current income taxes expense:
PRC Enterprises Income Tax	$550,265	$411,155
United States Federal Income Taxes	-	-
Total	$550,265	$411,155

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

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

Note 14 - Income Taxes (continued)

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:
	December 31,	December 31,
	2008	2007
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC preferential enterprise income tax rate	18%	15%
Provision for income tax	18%	15%

The corporate income tax payables are as follows:

	December 31,
	2008	2007
Corporate tax payable	$31,877	$195,041

Effective January 1, 2008, the new "Law of the People's Republic of China on Enterprise Income Tax" was implemented. The new law requires that:
(i)	For all resident enterprises, domestic or foreign, the Enterprise Income Tax rate is unified 25%.
(ii)	Enterprises that are categorized as the "High Tech Enterprise" will have a reduced tax rate of 15%.
(iii)
From January 1, 2008 onwards, enterprises that enjoyed a preferential tax rate before, will need to adopt the new law within the next five years. Specifically; enterprises with a current preferential tax rate of 15% for 2007, the tax rate will be 18%, 20%, 22%, 24%, and 25% for the years ended December 31 2008, 2009, 2010, 2011, and 2012, respectively.

The Company's tax expense will increase as a result of the new tax rate when adopted.

Note 15 - Statutory Reserves

As stipulated by the relevant laws and regulations for enterprises operating in the PRC is required to make annual appropriations to a statutory surplus reserve fund that is to allocate total 10-15% its profits after taxes, as determined in accordance with the PRC accounting standards applicable to the Company’s subsidiary – Yinlips PRC, to a statutory surplus reserve until such reserves reach 50% of the registered capital.  The management has an appropriation of $70,881 for this surplus reserve as of December 31, 2008 and 2007, which is 50% of the registered capital.

Note 16 - Commitments and Contingencies

Operating Lease Commitments

The Company has entered into one several tenancy agreements in respect to the plant and the office. As of December 31, 2008, the commitment of minimum lease payments under these cancelable operating leases for the next five years and thereafter is as follows:

Years	Amounts
2009	$61,661
2010	-
Thereafter	-
$61,661

Total rental expenses for the year ended December 31, 2008 amounted to $86,898.

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

Note 16 - Commitments and Contingencies (continued)

Operating Lease Commitments

On November 17, 2008, the Company has entered into a new 5 years lease tenancy plant and the office agreement which effects on January 1, 2009. The terms on the contract are revised on March 2009. As of December 31, 2008, the commitment of minimum lease payments under these non-cancelable operating leases for the next five years and thereafter is as follows:

Years	Amounts
2009	$248,184
2010	248,184
2011	248,184
2012	248,184
2013	248,184
Thereafter	-
$1,240,920

Lack of Insurance

The Company could be exposed to liabilities or other claims for which the Company would have no insurance protection. The Company does not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. For example, because the Company does not carry products liability insurance, a failure of any of the products marketed by the Company may subject it to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. The Company cannot assure that it will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent the Company incurs any product liability or other litigation losses, its expenses could materially increase substantially. There can be no assurance that the Company will have sufficient funds to pay for such expenses, which could end its operations.  There can be no guarantee that the Company will be able to obtain additional insurance coverage in the future, and even if it can obtain additional coverage, the Company may not carry sufficient insurance coverage to satisfy potential claims. All investors of the Company could lose their entire investment should uninsured losses occur.

Deposit Paid for Plant Renovation

On November 18, 2008, the Company entered into a renovation contract with an estimated cost of $1,027,447 with a decoration company and paid a total of $960,453 for plant renovation.  The renovation will complete in four months and the actual expense will be determined and paid after the renovation is completed.

Equipment Purchases

In November 2008, the Company signed two agreements for equipment purchases. The cost of the new equipments is $2,707,754 which will be completely assembled in year 2009. The Company paid a deposit of $1,484,077 as an advance to the supplier. The balance will be paid upon shipment to the Company and in working condition.

Loan guarantee and contingencies

On October 28, 2008, the Company acquired a short term loan (that cross guarantees four other companies’ loans). (Refer to Note 9). On March 23, 2009, one of the other company’s loans went into default and the Company received a notice from the bank for a penalty fee of $191,731.  This amount will be deducted from the restricted cash held at the bank. The Company reflected the contingency loss as other expenses for the quarter ended March 31, 2009.

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

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

Note 18 - Segment Information

The segment information for revenue is as follows:

	December 31,
	2008		2007
China Mainland	$14,349,801	59.6%	$11,078,452	52%
North America	2,599,186	10.8%	2,556,566	12%
South America	1,444,490	6%	1,278,283	6%
Asia (other than China)	481,497	2%	639,142	3%
Europe	5,199,867	21.6%	5,752,274	27%
Total	$24,074,841	100%	$21,304,717	100%

The Company has not segregated business units for managing different products and services that the Company has been carrying and selling on the market.  The assets and resources of the Company have been utilized, on a corporate basis, for overall operations of the Company.  All revenues were from external sources for all reporting periods.

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

Note 18 - Segment Information (continued)

The following financial information indicates the revenue, cost, gross profit, and gross margin for major product and service categories for the years ended December 31, 2008 and 2007 is as follows:

	December 31,
Micro-PC Series:	2008	2007
Revenues	$9,508,892	$4,658,743
Cost of sales	7,135,643	3,405,516
Gross Profits	$2,373,249	$1,253,227
Gross margin	24.96%	26.90%

	December 31,
MP3 Series:	2008	2007
Revenues	$1,986,422	$2,428,105
Cost of sales	1,520,840	1,960,170
Gross Profits	$465,582	$467,935
Gross margin	23.44%	19.27%

	December 31,
MP4 Series:	2008	2007
Revenues	$1,252,577	$9,793,561
Cost of sales	1,004,568	7,851,715
Gross Profits	$248,009	$1,941,846
Gross margin	19.80%	19.83%

	December 31,
MP4 +GARE Series:	2008	2007
Revenues	$2,694,366	$-
Cost of sales	2,088,243	-
Gross Profits	$606,123	$-
Gross margin	22.5%

	December 31,
MP5+GARE Series:	2008	2007
Revenues	$7,208,890	$-
Cost of sales	5,661,138	-
Gross Profits	$1,547,752	$-
Gross margin	21.47%

	December 31,
Digital Frame Series:	2008	2007
Revenues	$1,423,694	$4,424,307
Cost of sales	1,190,206	3,666,179
Gross Profits	$233,488	$758,128
Gross margin	16.40%	17.14%

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

Note 19 - Condensed Parent Company Financial Information

Basis of Presentation

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Yinlips Technology, Inc. exceed 25% of the consolidated net assets of Yinlips Technology, Inc.. The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and a substantial majority of our revenues are generated in China, a majority of our revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

The condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to consolidate these financial statements.

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

Yinlips Technology, Inc. and Subsidiaries
(Formerly SRKP 17, Inc.)

CONDENSED PARENT COMPANY BALANCE SHEETS
 (In US Dollars)
(Dollars in Thousands)

	December 31,	December 31,
	2008	2007

ASSETS

Investment in subsidiaries, at equity in net assets	$9,526	$4,893
Total Assets	9,526	4,893

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Account payable and accrued liabilities	50	-
Total Current Liabilities	50	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, 5,454,545 shares undesignated, 0 and 0 shares issued and outstanding at December 31, 2008 and 2007, respectively.	-	-
Preferred Stock Series A Convertible, $.0001 par value, 4,545,455 shares authorized, 4,473,583 and 0 shares issued and outstanding at December 31 ,2008 and 2007, respectively. Liquidation preference and redemption value of $4,920,945 at December 31, 2008.	1	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 7,690,795 and 6,565,795 shares issued and outstanding at December 31, 2008 and 2007, respectively.	1	1
Additional Paid in Capital	5,033	120
Accumulated other comprehensive income	692	328
Restricted earnings	71	71
Retained earnings (unrestricted)	(3,678)	4,373
Total Stockholders’ Equity (Deficit)	5,088	4,893
Total Liabilities & Shareholders' Equity	$9,526	$4,893

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

Yinlips Technology, Inc.
(Formerly SRKP 17, Inc.)

CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
 (In US Dollars)
(Dollars in Thousands)

	For the	January 3, 2007
	Year Ended	(Inception) to
	December 31,	December 31,
	2008	2007

Revenue	$-	$-

Merger costs	718	-
Other general and administrative	184	-
Bridge loan warrants interest expense	594	-
Total Expenses	1,496	-

Equity in undistributed income
of subsidiaries	802	2,350
Income (loss) before income taxes	(694)	2,350

Provision for income tax	-	-

Net income (loss)	$(694)	$2,350

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the year ended December 31, 2008 and 2007)

Yinlips Technology, Inc.
(Formerly SRKP 17, Inc.)

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
(In US Dollars)
(Dollars in Thousands)

	For the	January 3, 2007
	Year Ended	(Inception) to
	December 31,	December 31,
	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$(694)	$2,350
Changes in operating assets and liabilities:
Equity in undistributed income of subsidiaries	(802)	(2,350)
Increase in account payable	50	-
Net Cash Used by Operating Activities	(1,446)	(2,350)

Cash Flows from Investing Activities:
Capital contribution to subsidiaries	(2,942)	-
Net Cash Used by Investing Activities	(2,942)	-

Cash Flows from Financing Activities:
Net proceeds from private placement	4,388	-
Net Cash Provided by Financing Activities	4,388	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure information:

Non-cash Investing and Financing activities:
Subscription receivable offset with related party debt	$2,698	$