Form 10-Q
period 2009-03-31
Yinlips Technology, Inc.
filed 2009-08-21
CIK 1403793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, was 7,690,795 as of August 20, 2009.

YINLIPS TECHNOLOGY, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of Yinlips Technology, Inc. as contained in its Annual Report for the fiscal year ended December 31, 2008 on Form 10-K, as filed with the Securities and Exchange Commission on August 20, 2009.

Yinlips Technology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In U.S. Dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents (Note 3)	$578,139	$199,779
Accounts receivable, net (Note 4)	6,559,300	4,692,956
Advances (Note 5)	922,512	1,484,077
Inventories, net (Note 6)	2,784,480	2,910,703
Restricted cash (Note 9)	101,649	293,380
Total current assets	10,946,080	9,580,895
Property and equipment, net (Note 7)	2,734,388	1,669,670
Plant renovation deposit (Note 8)	-	960,453
Other receivables	59,754	57,881
Total Assets	$13,740,222	$12,268,899

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabitlies	$1,993,276	$952,488
Various taxes payable (Note 10)	153,086	187,381
Short-term loans payable (Note 9)	937,664	1,114,498
Wages payable	501,299	506,450
Corporate tax payable (Note 15)	225,125	31,877
Total current liabilities	3,810,450	2,792,694
Due to related party (Note 14)	65,930	-
Total Liabilities	3,876,380	2,792,694

Commitments and Contigencies (Note 17)		-

Shareholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 5,454,545 shares undesignated, 0 and 0 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively.	-	-
Preferred Stock Series A Convertible, $0.0001 par value, 4,545,455 shares authorized, 4,473,583 and 0 shares issued and outstanding at March 31, 2009 and Decemebr 31, 2008, respectively. Liquidation preference and redemption value of $4,920,945 at March 31, 2009.	447	447
Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,690,795 and 7,690,795 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively (Note 1)	769	769
Additional paid-in capital	5,034,077	5,034,077
Accumulated other comprehensive income	692,683	691,621
Statutory surplus reserve fund (Note 16)	70,881	70,881
Retained earnings (unrestricted)	4,064,985	3,678,410
Total Shareholders' Equity	9,863,842	9,476,205
Total Shareholders' Liabilities and Equity	$13,740,222	$12,268,899

The accompanying notes are an integral part of these consolidated financial statements.

Yinlips Technology, Inc. and Subsidiaries
 Consolidated Statements of Income
 (In U.S. Dollars)

	For The Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenue	$7,797,986	$6,931,030
Cost of Goods Sold	(5,835,179)	(5,463,815)
Gross Profit	1,962,807	1,467,215

Selling Expenses	152,783	211,112

General and administrative
Depreciation (Note 7)	16,118	18,468
Bad debts	2,054	-
Others general and administrative	355,420	120,705
Total general and administravive	373,592	139,173
Research and development	650,030	232,822
Total operating expenses	1,176,405	583,107
Income from operations	786,402	884,108

Other income (expenses)
Interest income	493	18
Interest expense	(29,762)	-
Penalty on renovation contract	-	(41,931)
Other income (expense), net	(177,271)	28
Total other income (expenses)	(206,540)	(41,885)
Income (loss) before income taxes	579,862	842,223
Income taxes (Note 15)	(193,287)	(155,354)

Net income (loss)	$386,575	$686,869

Basic earnings per share	$0.05	$0.10

Weighed-average shares outstanding, Basic	7,690,795	6,565,795

Diluted earnings per share	$0.03	$0.10

Weighed-average shares outstanding, Diluted	12,829,469	6,565,795

The accompanying notes are an integral part of these consolidated financial statements.

Yinlips Technology, Inc. and Subsidiaries
 Consolidated Statements of Stockholders' Equities
 (In U.S. Dollars)
 (unaudited)

						Accumulated
	Preferred Stock				Additional	Other	Statutory	Retained	Total
	Series A		Common Stock		Paid-in	Comprehensive	Reserve	Earnings	Stockholders'	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Fund	(Unrestricted)	Equity	Income
Balance at December 31, 2008	4,473,583	$447	7,690,795	$769	$5,034,077	$691,621	$70,881	$3,678,410	$9,476,205
Foreign currency translation adjustment	-	-	-	-	-	1,062	-	-	1,062	1,062
Net income for the three months ended March 31, 2009	-	-	-	-	-	-	-	386,575	386,575	386,575
Comprehensive income	-	-	-	-	-	-	-	-	-	$387,637
Balance at March 31, 2009	4,473,583	$447	$7,690,795	$769	$5,034,077	$692,683	$70,881	4,064,985	$9,863,842

The accompanying notes are an integral part of these consolidated financial statements.

Yinlips Technology, Inc. and Subsidiaries
 Consolidated Statements of Cash Flows
 (In U.S. Dollars)

	For The Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities

Net Income (loss)	$386,575	$686,869
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt allowance	2,054
Depreciation	75,541	49,186
Changes in operating assets and liabilities:
Accounts receivable	(1,868,398)	(2,232,028)
Advances	561,565
Inventories, net	126,223	(64,803)
Plant renovation deposit	960,453
Other receivables	(1,873)	(643)
Restricted cash	191,731	-
Accounts payable and accrued liabilities	1,040,788	1,257,811
Various taxes payable	(34,295)	(15,394)
Wages payable	(5,151)	46,372
Corporate tax payable	193,248	166,856
Net cash provided by (used in) operating activities	1,628,461	(105,774)

Cash Flows From Investing Activities
Purchases of property and equipment	(1,142,307)	(928)
Net cash used in investing activities	(1,142,307)	(928)

Cash Flows From Financing Activities
Repayment of short-term demand loans payable	(176,834)	-
Due to related parties and affiliated companies	65,930	-
Net cash provided by (used in) financing activities	(110,904)	-
Effect of exchange rate changes on cash	3,110	95,081
Net increase (decrease) in cash and cash equivalents	378,360	(11,621)

Cash and cash equivalents, beginning of period	199,779	20,287
Cash and cash equivalents, end of period	$578,139	$8,666

Supplemental disclosure information:
Interest expense paid	$29,762	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

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

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

Note 1 - Organization and Nature of Business (continued)

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

The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of the results for the full year.

In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2009 and 2008, respectively.

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

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

Note 2 - Summary of Significant Accounting Policies (continued)

d.	Fair values of financial instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” defines financial instruments and requires fair value disclosures of those financial instruments. On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follow:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period-ends. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each quarter.

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

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

Note 2 - Summary of Significant Accounting Policies (continued)

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

Yinlips expenses advertising costs as incurred. Advertising is included in selling expenses for financial reporting. The Company spent $50,587 and $104,549 on advertising expenses for the three months ended March 31, 2009 and 2008, respectively.

l.	Research and development costs

Research and development costs are expensed to operations as incurred. The Company spent $650,030 and $232,822, on direct research and development (“R&D”) efforts for the three months ended March 31, 2009 and 2008, respectively.

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

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

Note 2 - Summary of Significant Accounting Policies (continued)

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2008	6.81710	6.93722
Three months ended March 31, 2009	6.82547	6.82547
Three months ended March 31, 2008	7.00220	7.15461

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Three months ended March 31, 2009	7.75014	7.75374
Three months ended March 31, 2008	7.77968	7.79423

o.	Goodwill

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

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

Note 2 - Summary of Significant Accounting Policies (continued)

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

r.	Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The Company is currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairment for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely then not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for the Company beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments,” Additionally, FSP 107-1/APB 28-1 requires disclosures of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for the Group beginning in the second quarter of fiscal year 2009.

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

Note 2 - Summary of Significant Accounting Policies (continued)

s.	Recently adopted accounting pronouncements

In the first quarter of 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as mended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expenses. In addition, acquired in-process research and development is capitalized as an intangibles asset and amortized over its estimated useful life. SFAS No. 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009. The Company did not complete any business combination in the first quarter of 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Group adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company’s financial statements or results of operations.

Effective January 1, 2009, the Group adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of EITF 07-5 was not material to the Company's financial statements or results of operations.

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

Note 3 - Cash and Cash Equivalents

Cash and Cash Equivalents consist of the following:

	March 31,	December 31,
	2009	2008
Cash on hand	$5,550	$7,708
Cash in bank	572,589	192,071
Total	$578,139	$199,779

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

Note 4 - Accounts Receivable

Accounts receivable consists of the following:

	March 31,	December 31,
	2009	2008
Accounts receivable	$6,592,449	$4,724,088
Allowance for doubtful accounts	(33,149)	(31,132)
Total	$6,559,300	$4,692,956

The provisions for bad debts were $2,054 and $592 for the three months ended March 31, 2009 and 2008. The change in allowance for doubtful accounts for the three months ended March 31, 2009 and 2008 respectively was as follows:

	March 31,	March 31,
	2009	2008
Beginning of year	$31,132	$14,206
Effect of exchange rate	(37)	-
Current period’s provisions	2,054	592
End of period	$33,149	$14,798

Note 5 - Advances

Equipment Purchases

In November 2008, the Company signed two agreements for equipment purchases. The cost of the new equipments is $2,707,754 which was completely assembled in the second quarter of 2009.

In March 2009, the Company signed an agreement for equipment purchases. The cost of the new equipments is $966,966 which will be completed in four months. The Company paid $922,512 to the supplier as an advance. The balance will be paid upon shipment to the Company and in working condition.

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

Note 6 - Inventories

Inventory consists of the following:

	March 31,	December 31,
	2009	2008
Raw materials	$2,124,497	$1,383,073
Finished goods	604,511	1,593,775
WIP	146,447	24,942
Less: allowance for obsolete inventories	(90,975)	(91,087)
Total	$2,784,480	$2,910,703

Management uses the specific identification method to provide an allowance for obsolete or slow-moving inventory items, including finished goods and raw materials. The provisions for allowance for obsolescence were $0 and $0 for the three months ended March 31, 2009 and 2008. The change in allowance for obsolescence for the three months ended March 31, 2009 and 2008, respectively, as follows:

	March 31,	March 31,
	2009	2008
Beginning of year	$91,087	$85,132
Current period’s provisions	-	-
Effect of exchange rate	(112)	3,546
End of year	$90,975	$88,678

Note 7- Fixed Assets

Fixed assets consist of the following:

	March 31,	December 31,
	2009	2008
Building	$890,130	$891,223
Molds	550,438	391,809
Machinery and Equipments	692,615	672,401
Office equipment	81,281	60,085
Automobiles	86,968	87,075
Leasehold improvements	1,069,816	129,087
	3,371,249	2,231,680
Accumulated Depreciation	(636,891)	(562,010)
Total Fixed Assets – Net	$2,734,388	$1,669,670

The depreciation expense is $75,541 and $49,186 for three months ended March 31, 2009 and 2008, respectively, as follows:

	March 31,	March 31,
	2009	2008
Cost of goods sold	$59,423	$30,718
Operating expenses	16,118	18,468
Total	$75,541	$49,186

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

Note 8 - Deposit Paid for Plant Renovation

On November 18, 2008, the Company entered into a renovation contract with an estimated cost of $1,027,447 with a decoration company. The renovation was completed as of March 31, 2009, and the deposit of $960,453 was applied accordingly.

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

On March 23, 2009, one of 5 companies’ loans went into default and the Company received a notice from PDB for a penalty fee of $191,731. This amount is deducted from the restricted cash held at PDB subsequent to March 31, 2009. However, the Company reflected the contingency loss as other expenses for the quarter ended March 31, 2009.

Note 10 - Various Taxes Payable

Various taxes payable consists of the following:
	March 31,	December 31,
	2009	2008
Value-added taxes (VAT) payable:	$146,966	$180,174
Other misc. taxes/levies	6,120	7,207
Total	$153,086	$187,381

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

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

Note 11 – Series A Preferred Stock (continued)

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

Value Allocated to Preferred Stocks:
Proceeds from issuance	$4,920,941
Less value allocated to warrants	-
Value allocated to preferred stocks	$4,920,941

Market Value of Shares Issuable Upon Conversion:
Shares issuable upon conversion of the preferred stocks	4,473,583
Market value of stock on preferred stock issuance date	$1.10
Market value of shares issuable upon conversion	$4,920,941

Beneficial Conversion Feature:
Market value of shares issuable upon conversion	$4,920,941
Less value allocated to preferred stocks	4,920,941
Value of beneficial conversion feature	$-

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

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

Note 11 – Series A Preferred Stock (continued)

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

The summary of the status of the Company’s outstanding warrants and changes during the period ended is as follows:

	March 31, 2009		December 31, 2008
	Number of Warrants	Average Exercise Price	Number of Warrants	Average Exercise Price
Original stockholders warrants	665,091	$0.0001	665,091	$0.0001
Bridge loans warrants	300,000	$1.10	300,000	$1.10
Exercised	-	$-	-	$-
Forfeited/canceled	-	$-	-	$-
End of the Period	965,091		965,091

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the warrants are considered freestanding instruments and are classified as equity instruments and included in additional paid-in capital.

Yinlips Technology, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

Note 13 – Reconciliation of Earnings per Share (EPS)

	Three months ended
	March 31,
	2009	2008
Numerator
Net Income (loss) available to common stockholders	386,575	686,869

Denominator
Weighted-average shares outstanding for earnings per share, basic	7,690,795	6,565,795

Effect of dilutive securities:
Warrants	665,091	-
Convertible preferred stock	4,473,583	-
Weighted-average shares outstanding for earnings per share, diluted	12,829,469	6,565,795
Net income per share:
Basic	$0.05	$0.10
Diluted	$0.03	$0.10

The following were excluded from the computation of the diluted securities outstanding as they would have been an anti-dilutive impact.

	Three months ended
	March 31,
	2009	2008
Stock warrants	-	-
Convertible preferred stock	-	-

Note 14 – Due to related party

Due to related party consist of the following:
	March 31,	December 31,
	2009	2008

Due to Mr. Zhao, Zifeng, President and Chairman of Board of Directors	$65,930	$-

Total	$65,930	$-

On January 14, 2009, the Company borrowed $65,930 from Mr. Zhao, Zifeng. The loan is due on July 14, 2009 and carried monthly interest rate of 0.75%.

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

Note 15 - Income Taxes

The Company’s subsidiary - Yinlips as a manufacturing enterprise established in Shenzhen, PRC, was entitled to a preferential Enterprise Income Tax (”EIT”) rate.  In 2008, the local government has increased the EIT rate from 15% to 18%.  In 2009, the local government has increased the EIT rate from 18% to 20%.Yinlips is currently applying for the High-Tech Enterprise title, if the application is approved by the local government Yinlips will have a tax holiday of 2 years 100% exemption starting from the first profitable year, and followed by 3 years of 50% tax deduction.

The corporate income tax expense are as follows:

	Three months ended
	March 31,
	2009	2008
Current income taxes expense:		-
PRC Enterprises Income Tax	$193,287	$155,354
United States Federal Income Taxes	-	-
Total	$193,287	$155,354

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	March 31,	December 31,
	2009	2008
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC preferential enterprise income tax rate	20%	18%
Provision for income tax	20%	18%

The corporate income tax payables are as follows:

	March 31,	December 31,
	2009	2008
Corporate tax payable	$225,125	$31,877

Effective January 1, 2008, the new "Law of the People's Republic of China on Enterprise Income Tax" was implemented. The new law requires that:
(i)	For all resident enterprises, domestic or foreign, the Enterprise Income Tax rate is unified 25%.
(ii)	Enterprises that are categorized as the "High Tech Enterprise" will have a reduced tax rate of 15%.
(iii)
From January 1, 2008 onwards, enterprises that enjoyed a preferential tax rate before, will need to adopt the new law within the next five years. Specifically; enterprises with a current preferential tax rate of 15% for 2007, the tax rate will be 18%, 20%, 22%, 24%, and 25% for the years ended December 31 2008, 2009, 2010, 2011, and 2012, respectively.

The Company’s tax expense will increase as a result of the new tax rate when adopted.

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

Note 16 - Statutory Reserves

As stipulated by the relevant laws and regulations for enterprises operating in the PRC is required to make annual appropriations to a statutory surplus reserve fund that is to allocate total 10-15% its profits after taxes, as determined in accordance with the PRC accounting standards applicable to the Company’s subsidiary - Yinlips, to a statutory surplus reserve until such reserves reach 50% of the registered capital.  The management has an appropriation of $70,881 for this surplus reserve as of March 31, 2009 and December 31, 2008, which is 50% of the registered capital.

Note 17 - Commitments and Contingencies

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
$1,240,920

Lack of Insurance

The Company could be exposed to liabilities or other claims for which the Company would have no insurance protection. The Company does not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. For example, because the Company does not carry products liability insurance, a failure of any of the products marketed by the Company may subject it to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. The Company cannot assure that it will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent the Company incurs any product liability or other litigation losses, its expenses could materially increase substantially. There can be no assurance that the Company will have sufficient funds to pay for such expenses, which could end its operations.  There can be no guarantee that the Company will be able to obtain additional insurance coverage in the future, and even if it can obtain additional coverage, the Company may not carry sufficient insurance coverage to satisfy potential claims. All investors of the Company stock could lose their entire investment should uninsured losses occur.

Loan guarantee and contingencies

On October 28, 2008, the Company acquired a short term loan (that cross guarantees by four other companies’ loans). (Refer to Note 9). On March 23, 2009, one of 5 companies’ loans went into default and the Company received a notice from the bank for a penalty fee of $191,731. This amount is deducted from the restricted cash held at the bank subsequent to March 31, 2009. However, the Company reflected the contingency loss as other expenses for the quarter ended March 31, 2009. The cross guarantee is limited to the remaining $101,694 restricted cash held at the bank.

Note 18 - Current Vulnerability Due to Certain Concentrations

The Company’s operations are all carried out in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

Note 18 - Current Vulnerability Due to Certain Concentrations (continued)

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

Note 19 - Segment Information

The segment information for revenue is as follows:

	Three months ended
	March 31,
	2009	2008
China Mainland	$5,458,590	$3,118,963
North America	623,839	1,386,206
South America	389,899	1,039,654
Asia (other than China)	155,960	693,103
Europe	1,167,689	693,103
Total	$7,797,986	$6,931,030

The Company has not segregated business units for managing different products and services that the Company has been carrying and selling on the market.  The assets and resources of the Company have been utilized, on a corporate basis, for overall operations of the Company.  All revenues were from external sources for all reporting periods.

The following financial information indicates the revenue, cost, gross profit, and gross margin for major product and service categories for the three months ended March 31, 2009 and 2008 is as follows:

	Three months ended
	March 31,
Micro-PC Series:	2009	2008
Revenues	$383,305	$2,068,656
Cost of sales	260,344	1,574,667
Gross Profits	$122,961	$493,989
Gross margin	32.07%	23.88%

	Three months ended
	March 31,
MP4 Series:	2009	2008
Revenues	$-	$1,214,518
Cost of sales	-	972,128
Gross Profits	$-	$242,389
Gross margin	-	19.96%

	Three months ended
	March 31,
MP4 +GARE Series:	2009	2008
Revenues	$727,854	$1,270,516
Cost of sales	541,020	1,026,180
Gross Profits	$186,834	$244,336
Gross margin	25.67%	19.23%

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

Note 19- Segment Information (continued)

	Three months ended
	March 31,
MP5+GARE Series:	2009	2008
Revenues	$5,352,584	$1,814,680
Cost of sales	4,134,760	1,438,139
Gross Profits	$1,217,824	$376,541
Gross margin	22.75%	20.75%

	Three months ended
	March 31,
Digital Frame Series:	2009	2008
Revenues	$-	$562,661
Cost of sales	-	452,701
Gross Profits	$-	$109,960
Gross margin	-	19.54%

	Three months ended
	March 31,
MP6+GARE Series:	2009	2008
Revenues	$1,053,620	$-
Cost of sales	709,307	-
Gross Profits	$344,313	$-
Gross margin	32.68%	-

	Three months ended
	March 31,
Mobile TV Series:	2009	2008
Revenues	$280,623	$-
Cost of sales	189,748	-
Gross Profits	$90,875	$-
Gross margin	32.38%	-

Note 20 - Condensed Parent Company Financial Information

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

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

Note 20 - Condensed Parent Company Financial Information (continued)

Yinlips Technology, Inc.
(Formerly SRKP 17, Inc.)

Condensed Parent Company Balance Sheets
(Dollars In Thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Investment in subsidiaries, at equity in net assets	$9,864	$9,526
Total Assets	9,864	9,526

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued liabilities and other payable		50
Total Current Liabilities	-	50

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 5,454,545 shares undesignated, 0 and 0 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively.
Preferred stock Series A Convertible, $0.0001 par value, 4,545,455 shares authorized, 4,473,583 and 0 shares issued and outstanding at March 31, 2009 and Decemebr 31, 2008, respectively. Liquidation preference and redemption value of $4,920,945 at March 31, 2009.	1	1
Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,690,795 and 7,690,795 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively.	1	1
Additional paid-in capital	5,033	5,033
Accumulated other comprehensive income	693	692
Statutory surplus reserve fund	71	71
Retained earnings (unrestricted)	4,065	3,678
Total Stockholders' Equity	9,864	9,476
Total Liabilities and Stockholders' Equity	$9,864	$9,526

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

Note 20 - Condensed Parent Company Financial Information (continued)

Yinlips Technology, Inc.
(Formerly SRKP 17, Inc.)

Condensed Parent Company Statements of Operations
(Dollars In Thousands)

	For The Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Merger cost		-
Bridge loans warrants interest expense
Other general and administrative	89	-
Total Expenses	89	-

Equity in undistributed income of subsidiaries	476	687
Income before income taxes	387	687

Provision for income tax	-	-

Net income	$387	$687

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three months ended March 31, 2009 and 2008)

Note 20 - Condensed Parent Company Financial Information (continued)

Yinlips Technology, Inc.
(Formerly SRKP 17, Inc.)

Condensed Parent Company Statement of Cash Flows
(Dollars In Thousands)

	For The Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income	$387	$687
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Increase in accrued liabilities and other payable	(50)
Equity in undistributed income of subsidiaries	(476)	(687)
Net Cash Provided (Used) by Operating Activities	(139)	-

Cash Flows from Investing Activities
Capital contribution to subsidiaries	139	-
Net Cash Provided (Used) by Investing Activities	139	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	$-	$-

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the financial condition and results of operations of Yinlips Technology, Inc. (the “Company”or “Yinlips US”) and its wholly-owned subsidiary Podium Technology Limited, a company organized under the laws of the British Virgin Islands (“Podium”), and its wholly-owned subsidiary Yinlips Digital Technology (Shenzhen) Co., Ltd., a company organized under the laws of the People’s Republic of China (“Shenzhen Yinlips”). Although Shenzhen Yinlips is a subsidiary of Yinlips US, the acquisition of Podium and its subsidiary Shenzhen Yinlips by Yinlips US, which was consummated on October 17, 2008, has been treated as a reverse merger of Shenzhen Yinlips. This means that Shenzhen Yinlips is the continuing entity for financial reporting purposes. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes included in this report.

Forward-Looking Statements

This report contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

A small number of customers account for a very significant percentage of our revenue. For the three months ended March 31, 2009, we had nine customers that each accounted for at least 5% of the revenues that we generated. These nine customers accounted for a total of approximately 58% of our revenue for that period. During the three months ended March 31, 2008, we had six customers that generated revenues of at least 5% of our revenues. These six customers accounted for a total of approximately 42% of our revenue for that period. Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income. We have long term supply contracts with stable supply source. This practice reduces our risk on shortage of raw material supply. But any future purchase price fluctuations will affect our production costs and gross margin

Recent Events

On September 22, 2008, we entered into a share and warrant exchange agreement (the “Exchange Agreement”), with Podium Technology Limited, a company organized in the British Virgin Islands (“Podium”), and the sole shareholder and all of the warrantholders of Podium, pursuant to which the shareholder would transfer all of the issued and outstanding shares of Podium to the Company in exchange for 65,795 shares our common stock and the warrantholders would transfer all of the issued and outstanding warrants of Podium to the Company in exchange for warrants to purchase 300,000 shares of our common stock at an exercise price of $1.10 per share (the “Exchange”). On October 17, 2008, the Exchange closed and Podium became our wholly-owned subsidiary and we immediately changed our name from “SRKP 17, Inc.” to “Yinlips Technology, Inc.” A total of 65,795 shares and 300,000 warrants were issued to the former shareholder and warrantholders of Podium, respectively.

In addition, on October 31, 2008, we closed a private placement transaction (the “Private Placement”). Pursuant to subscription agreements entered into with the investors, we sold an aggregate of 4,473,583 shares of Series A Convertible Preferred Stock at $1.10 per share. As a result, we received gross proceeds in the amount of approximately $4.9 million.

On November 14, 2008, Zhao Zifeng, our Chief Executive Officer and Chairman of the Board, purchased 6,500,000 shares of our common stock at a per share purchase price of $0.415 (the “Purchase Right”). Each of the shareholders and warrantholders of the Company prior to the Exchange agreed to cancel 0.91867 shares of common stock and warrants to purchase 0.98943 shares of common stock held by each of them for each one (1) share of common stock purchased by Mr. Zhao pursuant to the Purchase Right (the “Share and Warrant Cancellation”).  As a result of the Purchase Right and Share and Warrant Cancellation, we cancelled an aggregate of 5,971,390 shares of common stock and warrants to purchase 6,431,299 shares of common stock held by certain of our stockholders and warrantholders prior to the Exchange and Mr. Zhao owns approximately 53.43% of our outstanding common stock (assuming the full conversion of the maximum number of shares of Series A Convertible Preferred Stock issued in the Private Placement).

Our BVI subsidiary, Podium, was owned by a non-PRC individual. Podium obtained all the equity interests of Shenzhen Yinlips, further to an Equity Transfer Agreement dated December 28, 2007 (the “Original Equity Agreement”) by and among Podium, Zhao Zifeng, our Chief Executive Officer and Chairman of the Board, and Zhang Weiqiang. The Original Equity Agreement was amended and restated in September 2008 (the “Restated Equity Agreement”) to increase the total purchase price of the equity interests of Shenzhen Yinlips to RMB 19,200,000.

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

Taxation. Under the tax laws of PRC, Shenzhen Yinlips has had tax advantages granted by local government for corporate income taxes and sales taxes commencing from the establishment of the Company.   As a manufacturing enterprise established in Shenzhen, PRC, the Company was entitled to a preferential Enterprise Income Tax (“EIT”) rate of 15%. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. Since 2008, the local government has increased the EIT rate from 15% to 18%. During the transition period for enterprises established before March 16, 2007, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The Company is currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairment for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely then not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for the Company beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments,” Additionally, FSP 107-1/APB 28-1 requires disclosures of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for the Group beginning in the second quarter of fiscal year 2009.

Recently Adopted Accounting Pronouncements

In the first quarter of 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as mended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expenses. In addition, acquired in-process research and development is capitalized as an intangibles asset and amortized over its estimated useful life. SFAS No. 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009. The Company did not complete any business combination in the first quarter of 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Group adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company’s financial statements or results of operations.

Effective January 1, 2009, the Group adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of EITF 07-5 was not material to the Company's financial statements or results of operations.

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

Results of Operations

Three Months Ended March 31, 2009 and 2008

Revenue Mix for the Three Months Ended March 31, 2009 and 2008

	Revenues	Micro-PC	MP4	MP4+	MP5+	Digital Frame	MP6+	Mobile TV
	Total	Series	Series	Series	Series	Series	Series	Series
2009	$7,797,986	$383,305	$-	$727,854	$5,352,584	$-	$1,053,620	$280,623
2008	$6,931,030	$2,068,656	$1,214,518	$1,270,516	$1,814,680	$562,660	$-	$-
% of Change	12.51%	-81.47%	n/a	-42.71%	194.96%	n/a	n/a	n/a

Revenues, which consist of sales of our products, were $ 7,797,986 for the three months ended March 31, 2009, an increase of $866,956, or 12.5%, compared to $$6,931,030 for the same period in 2008. The increase in revenue was attributed mainly to our new products, MP6+ series and Mobile TV series, and the increased sales of our MP5+ products.

Cost of Sales for the Three Months Ended March 31, 2009 and 2008

	Cost	Micro-PC	MP4	MP4+	MP5+	Digital Frame	MP6+	Mobile TV
	Total	Series	Series	Series	Series	Series	Series	Series
2009	$5,835,179	$260,344	$-	$541,020	$4,134,760	$-	$709,307	$189,748
2008	$5,463,815	$1,574,667	$972,128	$1,026,180	$1,438,139	$452,701	$-	$-
% of Change	6.80%	-83.47%	n/a	-47.28%	187.51%	n/a	n/a	n/a

Cost of sales, which include raw material, labor and manufacturing overhead, were $5,835,179 for the three months ended March 31, 2009, an increase of $371,364, or 6.8%, compared to $5,463,815 for the same period in 2008.  This increase in cost of sales was in line with the increase of our sales.

Gross Profit Rate for the Three Months Ended March 31, 2009 and 2008

	Total	Micro-PC	MP4	MP4+	MP5+	Digital Frame	MP6+	Mobile TV
	Products	Series	Series	Series	Series	Series	Series	Series
2009	25.17%	32.07%	0.00%	25.67%	22.75%	0.00%	32.68%	32.38%
2008	21.17%	23.88%	19.96%	19.23%	20.75%	19.54%	0.00%	0.00%
% of Change	18.89%	34.30%	n/a	33.49%	9.64%	n/a	n/a	n/a

Gross profit for the three months ended March 31, 2009 was $1,962,807, or 25.17% of revenues, compared to $1,467,215, or 21.17% of revenues, for the comparable period in 2008. Gross profit rate improved by 4.00 percentage points, or increased by 18.89%. Management considers gross profit to be a key performance indicator in managing our business. The increase in our gross profit margin for the three months ended March 31, 2009 is attributable to the new products sales, such as MP6+ series and Mobile TV series, which have higher gross margin than that of our other products.

Operating Expenses for the Three Months Ended March 31, 2009 and 2008

		For the Three Months Ended
	% of	March 31,
	Change	2009	2008
Operating Expenses:
Selling expenses	-27.63%	$152,783	$211,112
Other general and administrative expenses	196.16%	357,474	120,705
Research and development expenses	179.20%	650,030	232,822
Depreciation expense	-12.72%	16,118	18,468
Total Operating Expenses	101.75%	$1,176,405	$583,107

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $152,783 for the three months ended March 31, 2009, decreased by 58,329, or 27.63%, compared to $211,112 for the same period in 2008. The decrease in selling expenses was resulted from our reduced expenditures on advertisement during the first quarter of 2009.

Research and development expenses, which were $650,030 for the three months ended March 31, 2009, an increase of $417,208, or 179%, compared to $232,822 for the same period in 2008. The increase was due to the development of new products.  We expect research and development expenses to increase as a result of increasing efforts to develop more sophisticated technology products.

Other general and administrative expenses, which include wage, benefit, bad debts, utility, consulting, professional fees, various taxes and levies and other expenses, were $357,474 for the three months ended March 31, 2009, an increase of $236,769 , or 196%, compared to $ 120,705  for the same period in 2008.  The increase was caused by increase in professional service fees and wages. We expect our professional service fee is to increase continually in the next year as a result of being a publicly reporting company in the United States.

Other Income (Expenses) for the Three Months Ended March 31, 2009 and 2008

	For the Three Months Ended
	March 31,
	2009	2008
Other Income (Expenses)
Interest income (expense), net	$(29,269)	$18
Penalty on renovation contract	-	(41,931)
Miscellaneous other income (expenses), net	(177,271)	28
Total Other Income (Expenses)	$(206,540)	$(41,885)

Total other expenses was $206,540 for the three months ended March 31, 2009, increased by $164,655, compared to $41,885 for the three months ended March 31, 2008. The increase in other expenses was attributable to the $191,731 finance charge paid to the bank (see Note 9 and Note 17 to consolidated financial statements). It was offset by $14,460 in rental income received for the three months ended March 31, 2009.

Provision for Income tax was $193,287 for the three months ended March 31, 2009, an increase of $37,933, as compared to $155,354 for the three months ended March 31, 2008. Shenzhen Yinlips is registered in the PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing in 2001. Our effective income tax rates for the three months ended March 31, 2009 and 2008 were 20% and 18%, respectively. On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law (“EIT Law”), under which foreign invested enterprises and domestic companies will be subject to an enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before March 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

We had net income of $386,575 for the three months ended March 31, 2009,  a decrease of $300,294, compared to net income of $686,869 for the same period in 2008. The decrease was primary attributable to the increase in research and development expenses.

Liquidity and Capital Resources

We had working capital of $7,135,630 and $6,788,201 as of March 31, 2009 and December 31, 2008, respectively.  The increase of working capital was the result of increased revenues.

Our accounts receivable has been an increasingly significant portion of our current assets, representing $6,559,300 and $4,692,956, or 59% and 49%, of current assets, as of March 31, 2009 and December 31, 2008, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

Percentage of aged accounts receivable

	Total	Current	31-90	91-120	121-360	Over 361
March 31, 2009	100.00%	56.00%	33.00%	9.00%	2.00%	0.00%
December 31, 2008	100.00%	60.00%	30.00%	8.00%	2.00%	0.00%
December 31, 2007	100.00%	90.00%	10.00%	0.00%	0.00%	0.00%

As of March 31, 2009, there was seven customers’ receivables, totaled $595,088, over 90 days and three customers’ receivables, totaled $90,280 over 121 days, compared to six customers’ receivables, totaled $358,872, over 90 days and one customer’s receivable, $80,093 over 121 days as of December 31, 2008. The prolonged aged accounts receivable was resulted from  increased sales in the Chinese domestic market. We typically offer major of our customers 30 to 90 days credit terms for payment. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operation.

As of March 31, 2009, inventories amounted to $2,784,480, compared to $2,910,703 at December 31, 2008. Our production lead time is approximately three weeks, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials and work in process and finished goods inventory on hand to ensure timely delivery of our products to our customers. We keep certain reserve amounts of raw materials in our inventories and engage in long-term agreements with certain suppliers to assure minimum additional expense from any condition of rising prices and shortages of raw materials used to manufacture our products.

As of March 31, 2009, accounts receivable amounted to $6,559,300, compared to $4,692,956 as of December 31, 2008. Accounts receivable increased with the increase of our sales volume accordingly.

As of March 31, 2009, accounts payable and accrued liabilities amounted to $1,993,276, compared to $952,488 as of December 31, 2008.  The increase in accounts payable and accrued liabilities compared to end of last year was due to the increase in payables to our suppliers.

As of March 31, 2009, various taxes payable amounted to $153,086, compared to $187,381 as of December 31, 2008. The decrease in various taxes payable was due to the decrease in VAT payable.

As of March 31, 2009, wages payable amounted to $501,299, compared to $506,450 as of December 31, 2008.

As of March 31, 2009, corporate taxes payable amounted to $ 225,125, compared to $31,877 as of December 31, 2008. The increase in corporate taxes payable was due to the increased accrual for corporate tax.

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

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total company contributions to the funds are approximately $2,400 and $1,800, for the three months ended March 31, 2009 and 2008, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

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

Net cash provided by operating activities was $1,628,461 for the three months ended March 31, 2009, compared to net cash used in operations of $105,774 for the three months ended March 31, 2008. The $1,734,235 increase was due to the decrease in advances, inventory and plant deposit during the three months ended March 31, 2009.

Net cash used in investing activities amounted to $1,142,307 for the three months ended March 31, 2009, compared to net cash used in investing activities of $928 for the same period of 2008. The change was due to the increase of expenditures on leasehold improvement.

Net cash used in financing activities amounted to $110,904 for the three months ended March 31, 2009, compared to none for the same period of 2008. During the three months ended March 31, 2009, the Company repaid $176,834 short term loan payable and received $65,930 from Mr. Zhao, Zifeng, a related party.

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

Off-Balance Sheet Arrangements

On October 28, 2008, the Company acquired a short term loan (that cross guarantees four other companies’ loans) (refer to Note 9 of the consolidated financial statements).  On March 23, 2009, one of the other company’s loans went into default and the Company received a notice from the bank for a penalty fee of $191,731.  This amount will be deducted from the restricted cash held at the bank subsequent to March 31, 2009.  However, the Company reflected the contingency loss as other expenses for the quarter ended March 31, 2009.  The cross guarantee is limited to the remaining $101,694 restricted cash held at the bank.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of March 31, 2009.  Factors which led our management to conclude that our disclosure controls and procedures were not effective include, but are not limited to:

•	the late filing of our Annual Report on Form 10-K for the year ended December 31, 2008; and

•	the late filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during the first quarter of the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we recognize certain weaknesses in our control procedures and are in the process of implementing remediation measures to correct them.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.  RISK FACTORS

Any investment in our common stock involves a high degree of risk. Potential investors should carefully consider the material risks described below and all of the information contained in this Quarterly Report on Form 10-Q before deciding whether to purchase any of our securities. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. None of our securities are currently listed or quoted for trading on any national securities exchange or national quotation system. If and when our securities are traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced described below and elsewhere in this Quarterly Report on Form 10-Q.

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

We are highly dependent upon sales of our products to certain of our customers, including Shenzhen Yuanjinda Import & Export Co., Ltd., Beijing Jin Suo Neng Technology, Co., Ltd, Shenzhen Prance Electronics Technology Co. Ltd., Shenzhen Baoheng Digital Technology Co., Ltd., Shanghai Siwan Electronics Technology Co. Ltd., Shenzhen Lixin Technology Co., Ltd., Shenzhen Lufang Technology Co., Ltd., Shenzhen Chuang Rong Fa Digital Technology Co., Ltd and Lanzhou JiaHeng Dianqi Co.,Ltd.. During the quarter ended March 31, 2009, they accounted for approximately 10%, 8%, 7%, 7%, 6%, 5%, 5%, 5% and 5% of our net revenue, respectively.   No other customer accounted for greater than 5% of our net revenues for the periods. All purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers. The loss of the above customers, or any of our other customers to which we sell a significant amount of our products or any significant portion of orders from the above customers, or such other customers or any material adverse change in the financial condition of such customers could negatively affect our revenues and decrease our earnings.

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

We generally do not have any long-term or exclusive purchase commitments with any of our suppliers.  Shenzhen Huaxinhang Indusrial Co.,Ltd, Shenzhen Huashike Industrial Co., Ltd and Shenzhen Yachuangwei Technology Co., Ltd are our largest suppliers of components for our products, each of which accounted for more than 10% of our purchases of components for our products for the quarter ended March 31, 2009.  Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain our components and raw materials used in our products in a timely manner. If we are unable to obtain ample supply of products from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers’ orders which could materially and adversely affect our revenues and our relationship with our customers.

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

Our principal operating subsidiary, Shenzhen Yinlips, is a wholly foreign-owned enterprise, commonly known as a WFOE. A WFOE can only conduct business within its approved business scope, which ultimately appears on its business license. Our license permits us to design, manufacture, sell and market portable electronic products throughout the PRC and we have also obtained approval for foreign trade rights.  Any amendment to the scope of our business requires further application and government approval. In order for us to expand our business beyond the scope of our license, we will be required to enter into a negotiation with the PRC authorities for the approval to expand the scope of our business. We cannot assure investors that Shenzhen Yinlips will be able to obtain the necessary government approval for any change or expansion of its business.

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

Additionally, the former stockholders of Podium and their designees, may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 (“Rule 144”), promulgated under the Securities Act of 1933, as amended (the “Securities Act”), as early as October 23, 2009, subject to certain limitations. Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of April 15, 2009, 1% of our issued and outstanding shares of common stock was approximately 121,644 shares (assuming the full conversion of the maximum number of shares of Series A Convertible Preferred Stock issued in the Private Placement).  Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period.   Furthermore, non-affiliate stockholders are not subject to volume limitations. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

Based on the evaluation done by our management at March 31, 2009, our disclosure controls were deemed ineffective, in that we could not assure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and communicated to our management, so as to allow timely decisions regarding required disclosures. Factors which led our management to conclude that our disclosure controls and procedures were not effective include, but are not limited to, the late filing of our Annual Report on Form 10-K for the year ended December 31, 2008 and the late filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

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

Yinlips Technology, Inc.

Date: August 20, 2009	By:	/s/ Zhao Zifeng
Zhao Zifeng
Chief Executive Officer and Chairman of the Board

Date: August 20, 2009	By:	/s/ Wang Xinggui
Wang Xinggui
Interim Chief Financial Officer