Form 10-Q
period 2009-06-30
Yinlips Technology, Inc.
filed 2009-08-21
CIK 1403793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

YINLIPS TECHNOLOGY, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

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

Yinlips Technology, Inc. and Subsidiaries
Consolidated Balance Sheets
(In U.S. Dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents (Note 3)	$138,992	$199,779
Accounts receivable, net (Note 4)	7,135,675	4,692,956
Advances (Note 5)	148,390	1,484,077
Inventories, net (Note 6)	2,270,638	2,910,703
Restricted cash (Note 9)	143,875	293,380
Total current assets	9,837,570	9,580,895
Property and equipment, net (Note 7)	2,750,009	1,669,670
Plant renovation deposit (Note 8)	-	960,453
Other receivables	59,762	57,881
Total Assets	$12,647,341	$12,268,899

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabitlies	$677,673	$952,488
Various taxes payable (Note 10)	262,286	187,381
Short-term loans payable (Note 9)	893,833	1,114,498
Wages payable	502,761	506,450
Corporate tax payable (Note 15)	55,658	31,877
Total current liabilities	2,392,211	2,792,694
Due to related party (Note 14)	65,939	-
Total Liabilities	2,458,150	2,792,694

Commitments and Contigencies (Note 17)		-

Shareholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 5,454,545 shares undesignated, 0 and 0 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively.	-	-
Preferred Stock Series A Convertible, $0.0001 par value, 4,545,455 shares authorized, 4,473,583 and 0 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively. Liquidation preference and redemption value of $4,920,945 at December 31, 2008. (Note 11)	447	447
Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,690,795 and 7,690,795 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively (Note 1)	769	769
Additional paid-in capital	5,034,077	5,034,077
Accumulated other comprehensive income	693,752	691,621
Shares subcription receivables	-	-
Statutory surplus reserve fund (Note 16)	70,881	70,881
Retained earnings (unrestricted)	4,389,265	3,678,410
Total Shareholders' Equity	10,189,191	9,476,205
Total Shareholders' Liabilities and Equity	$12,647,341	$12,268,899

The accompanying notes are an integral part of these consolidated financial statements.

Yinlips Technology, Inc. and Subsidiaries
Consolidated Statements of Income
(In U.S. Dollars)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$7,083,589	$5,388,781	$14,881,575	$12,319,811
Cost of goods sold	(5,218,376)	(4,157,192)	(11,053,555)	(9,621,007)
Gross Profit	1,865,213	1,231,589	3,828,020	2,698,804

Selling Expenses	176,361	114,707	329,144	325,819

General and administrative
Depreciation (Note 7)	10,771	18,967	26,889	37,435
Others general and administrative	242,126	199,702	599,600	319,786
Total general and administravive	252,897	218,669	626,489	357,221
Research and development (Note)	1,051,446	237,475	1,701,476	470,297
Total operating expenses	1,480,704	570,851	2,657,109	1,153,337
Income from operations	384,509	660,738	1,170,911	1,545,467

Other income (expenses)
Gain on disposal of assets	(20,665)	-	(20,665)	-
Interest income	1,024	707	1,517	725
Interest expense	(16,805)	-	(46,567)	-
Penalty on renovation contract	-	-	-	(42,552)
Other income (expense), net	26,607	8	(150,664)	36
Total other income (expenses)	(9,839)	715	(216,379)	(41,791)

Income (loss) before income taxes	374,670	661,453	954,532	1,503,676
Income taxes (Note 15)	(50,390)	(121,271)	(243,677)	(276,625)

Net income (loss)	$324,280	$540,182	$710,855	$1,227,051

Basic earnings per share	$0.04	$0.08	$0.09	$0.19

Weighed-average shares outstanding, Basic	7,690,795	6,565,795	7,690,795	6,565,795

Diluted earnings per share	$0.03	$0.08	$0.06	$0.19

Weighed-average shares outstanding, Diluted	12,829,469	6,565,795	12,829,469	6,565,795

The accompanying notes are an integral part of these consolidated financial statements.

Yinlips Technology, Inc. and Subsidiaries
 Consolidated Statements of Stockholders' Equities
 (In U.S. Dollars)
 (Unaudited)

						Accumulated
	Preferred Stock				Additional	Other	Statutory	Retained	Total
	Series A		Common Stock		Paid-in	Comprehensive	Reserve	Earnings	Stockholders'	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Fund	(Unrestricted)	Equity	Income
Balance at December 31, 2008	4,473,583	447	7,690,795	769	5,034,077	691,621	70,881	3,678,410	9,476,205
Foreign currency translation adjustment	-	-	-	-	-	2,131	-	-	2,131	2,131
Net income for the six months ended June 30, 2009 (Unaudited)	-	-	-	-	-	-	-	710,855	710,855	710,855
Comprehensive income	-	-	-	-	-	-	-	-	-	$712,986
Balance at June 30, 2009	4,473,583	$447	$7,690,795	$769	$5,034,077	$693,752	$70,881	4,389,265	$10,189,191

The accompanying notes are an integral part of these consolidated financial statements.

Yinlips Technology, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In U.S. Dollars)

	For The Six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities

Net Income (loss)	$710,855	$1,227,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	82,787	84,210
Changes in operating assets and liabilities:		-
Accounts receivable	(2,442,719)	(2,531,265)
Advances	1,335,687	-
Inventories, net	640,065	(326,716)
Refundable purchase price paid	-	(51,073)
Plant renovation deposit	960,453	(44,250)
Other receivables	(1,881)	(345,999)
Restricted cash	149,505
Accounts payable and accrued liabilities	(274,815)	990,218
Various taxes payable	74,905	59,411
Wages payable	(3,689)	102,666
Corporate tax payable	23,781	16,625
Net cash provided by (used in) operating activities	1,254,934	(819,122)

Cash Flows From Investing Activities
Purchases of property and equipment	(1,294,224)	(823)
Proceeds from disposal of fixed assets	128,982	-
Net cash used in investing activities	(1,165,242)	(823)

Cash Flows From Financing Activities
Proceeds from short-term demand loans payable	-	600,485
Repayment of short-term demand loans payable	(220,665)	-
Net proceeds of reverse merger	-	(101,419)
Due to related parties and affiliated companies	65,939	73,727
Net cash provided by (used in) financing activities	(154,726)	572,793

Effect of exchange rate changes on cash	4,247	245,571
Net increase (decrease) in cash and cash equivalents	(60,787)	(1,581)

Cash and cash equivalents, beginning of period	199,779	20,287

Cash and cash equivalents, end of period	$138,992	$18,706

Supplemental disclosure information:

Interest expense paid	$46,567	$42,552
Income taxes paid	$219,855	$272,704

The accompanying notes are an integral part of these consolidated financial statements.

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

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
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

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

In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008, and the results of operations and cash flows for the six months ended June 30, 2009 and 2008, respectively.

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

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period ends.

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

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
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

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

Yinlips expenses advertising costs as incurred. Advertising is included in selling expenses for financial reporting. The Company spent $116.909 and $111,448 on advertising expenses for the six months ended June 30, 2009 and 2008, respectively.

l.	Research and development costs

Research and development costs are expensed to operations as incurred.  The Company spent $ 1,701,476 and $470,297, on direct research and development (“R&D”) efforts for the six months ended June 30, 2009 and 2008, respectively.

m.	Income Taxes

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction).

n.	Foreign currency translation

The functional currency of Podium Technology Limited is Hong Kong Dollar (“HKD”). The Company maintains its financial statements using the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

The functional currency of Yinlips Digital Technology (ShenZhen) Co. Ltd. is the Renminbi (“RMB”), the PRC’s currency. The Company maintains their financial statements using their own functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the financial statements of Podium Technology Limited, which are prepared in HKD, are translated into the Company’s reporting currency, United States Dollars (“USD”); the financial statements of Yinlips Digital Technology (ShenZhen) Co. Ltd. , which are prepared in RMB, are translated into the Company’s reporting currency, USD. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder’s equity.

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

Note 2 - Summary of Significant Accounting Policies (continued)

n.	Foreign currency translation (continued)

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):
Period Covered	Balance Sheet Date Rates	Average Rates
Year ended December 31, 2008	6.81710	6.93722
Six months ended June 30, 2009	6.82476	6.82269
Six months ended June 30, 2008	6.85166	7.05019

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates
Six months ended June 30, 2009	7.74954	7.75254
Six months ended June 30, 2008	7.80092	7.81678

o.	Goodwill

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
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

Note 2 - Summary of Significant Accounting Policies (continued)

r.	Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved--the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140," amending the guidance on transfers of financial assets to, among other things, eliminate the qualifying special purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations or financial condition.

s.	Recently adopted accounting pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

Note 2 - Summary of Significant Accounting Policies (continued)

s.	Recently adopted accounting pronouncements (continued)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairment for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely then not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for the Company beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on the Company’s consolidated financial statements. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments,” Additionally, FSP 107-1/APB 28-1 requires disclosures of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for the Company beginning in the second quarter of fiscal year 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In the first quarter of 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expenses. In addition, acquired in-process research and development is capitalized as an intangibles asset and amortized over its estimated useful life. SFAS No. 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009.

In the first quarter of 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. SFAS No. 160 was effective beginning January 1, 2009. As a result, upon adoption, the Company retroactively reclassified the “Minority interest in subsidiaries” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net income including NCI and net income attributable to the Company.  The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial position or results of operations.

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of EITF 07-5 was not material to the Company's financial statements or results of operations.

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

Note 2 - Summary of Significant Accounting Policies (continued)

s.	Recently adopted accounting pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company's financial statements or results of operations.

Note 3 - Cash and Cash Equivalents

Cash and Cash Equivalents consist of the following:

	June 30,,	December 31,
	2009	2008
Cash on hand	$4,532	$7,708
Cash in bank	134,460	192,071
Total	$138,992	$199,779

Note 4 - Accounts Receivable

Accounts receivable consists of the following:

	June 30,	December 31,
	2009	2008
Accounts receivable	$7,171,625	$4,724,088
Allowance for doubtful accounts	(35,950)	(31,132)
Total	$7,135,675	$4,692,956

The provision for bad debts increased by $2,801, $325, $4,818 and $917 for three and  six months ended June 30, 2009 and 2008, respectively, as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Beginning of year	$31,132	$14,206	$31,132	$14,206
Current period additions	2,801	325	4,818	917
End of period	$33,933	$14,531	$35,950	$15,123

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

Note 5 - Advances

Equipment Purchases

In November 2008, the Company signed two agreements for equipment purchases. The cost of the new equipments is $2,707,754 which is assembled in the second quarter of 2009.

In March 2009, the Company signed an agreement for equipment purchases. The cost of the new equipments is $966,966 which is delivered to the Company as of June 30, 2009.

Note 6 - Inventories

Inventory consists of the following:
	June 30,	December 31,
	2009	2008
Raw materials	$1,923,690	$1,383,073
Finished goods	369,557	1,593,775
WIP	68,379	24,942
Less: allowance for obsolete inventories	(90,988)	(91,087)
Total	$2,270,638	$2,910,703

Management uses the specific identification method to provide an allowance for obsolete or slow-moving inventory items, including finished goods and raw materials. There were no provisions made for the allowance for obsolescence for the three and six months ended June 30, 2009 and 2008. The change in allowance for obsolescence for the three and six months ended June 30, 2009 and 2008, respectively, as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Beginning of year	$91,087	$85,132	$91,087	$85,132
Additions	-	-	-	-
Effect of exchange rate	13	1,950	(99)	5,496
End of year	$91,100	$87,082	$90,988	$90,628

Note 7- Fixed Assets

Fixed assets consist of the following:
	June 30,	December 31,
	2009	2008
Building	$890494	$891,223
Molds	697,087	391,809
Machinery and Equipments	692,899	672,401
Office equipment	86,341	60,085
Automobiles	87,004	87,075
Leasehold improvements	941,273	129,087
	3,395,098	2,231,680
Accumulated Depreciation	(645,089)	(562,010)
Total Fixed Assets – Net	$2,750,009	$1,669,670

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

Note 7- Fixed Assets (continued)

The depreciation expense is $53,882, $55,450, $82,787 and $84,210 for three and six months ended June 30, 2009 and 2008:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Cost of goods sold	$48,256	$26,924	$59,469	$46,775
Operating expenses	15,810	28,526	33,502	37,435
Disposition of Leasehold Improvement	(10,184)	-	(10,184)	-
Total	$53,882	$55,450	$82,787	$84,210

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

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

Note 10 - Various Taxes Payable

Various taxes payable consists of the following:
	June 30,	December 31,
	2009	2008
Value-added taxes (VAT) payable:	$251,768	$180,174
Other misc. taxes/levies	10,518	7,207
Total	$262,286	$187,381

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

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

Note 11 – Series A Preferred Stock (continued)

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
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

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

The summary of the status of the Company’s outstanding warrants and changes during the period ended is as follows:

	June 30, 2009		December 31, 2008
	Number of Warrants	Average Exercise Price	Number of Warrants	Average Exercise Price
Original stockholders warrants	665,091	$0.0001	665,091	$0.0001
Bridge loans warrants	300,000	$1.10	300,000	$1.10
Exercised	-	$-	-	$-
Forfeited/canceled	-	$-	-	$-
End of the Period	965,091		965,091

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the warrants are considered freestanding instruments and are classified as equity instruments and included in additional paid-in capital.

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

Note 13 – Reconciliation of Earnings per Share (EPS)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator
Net Income (loss) available to common stockholders	182,939	661,453	710,855	1,227,051

Denominator
Weighted-average shares outstanding for earnings per share, basic	7,690,795	6,565,795	7,690,795	6,565,795

Effect of dilutive securities:
Warrants	665,091	-	665,091	-
Convertible preferred stock	4,473,583	-	4,473,583	-
Weighted-average shares outstanding for earnings per share, diluted	12,829,469	6,565,795	12,829,469	6,565,795
Net income per share:
Basic	$0.04	$0.08	$0.09	$0.19
Diluted	$0.03	$0.08	$0.06	$0.19

The following were excluded from the computation of the diluted securities outstanding as they would have been an anti-dilutive impact.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Warrants	-	-	-	-
Convertible preferred stock	-	-	-	-

Note 14 – Due to related party

Due to related party consist of the following:
	June 30,	December 31,
	2009	2008

Due to Mr. Zhao, Zifeng, President, Chairman of Board of Director	$65,939	$-

Total	$65,939	$-

On January 14, 2009, the Company borrowed $65,939 from Mr. Zhao, Zifeng. The loan is due on July 14, 2009 and carried monthly interest rate of 0.75%.

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

Note 15 - Income Taxes

The Company’s subsidiary - Yinlips as a manufacturing enterprise established in Shenzhen, PRC, was entitled to a preferential Enterprise Income Tax (”EIT”) rate.  In 2008, the local government has increased the EIT rate from 15% to 18%.  In 2009, the local government has increased the EIT rate from 18% to 20%. Yinlips is currently applying for the High-Tech Enterprise title, if the application is approved by the local government Yinlips will have a tax holiday of 2 years 100% exemption starting from the first profitable year, and followed by 3 years of 50% tax deduction.

The corporate income tax expense:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Current income taxes expense:				-
PRC Enterprises Income Tax	$50,390	$121,271	$243,677	$276,625
United States Federal Income Taxes	-	-	-	-
Total	$50,390	$121,271	$243,677	$276,625

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	June 30,	December 31,
	2009	2008
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC preferential enterprise income tax rate	20%	18%
Provision for income tax	20%	18%

The corporate income tax payables are as follows:

	June 30,	December 31,
	2009	2008
Corporate tax payable	$55,658	$31,877

Effective January 1, 2008, the new "Law of the People's Republic of China on Enterprise Income Tax" was implemented. The new law requires that:
(i)	For all resident enterprises, domestic or foreign, the Enterprise Income Tax rate is unified 25%.
(ii)	Enterprises that are categorized as the "High Tech Enterprise" will have a reduced tax rate of 15%.
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

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

Note 16 - Statutory Reserves

As stipulated by the relevant laws and regulations for enterprises operating in the PRC is required to make annual appropriations to a statutory surplus reserve fund that is to allocate total 10-15% its profits after taxes, as determined in accordance with the PRC accounting standards applicable to the Company’s subsidiary - Yinlips, to a statutory surplus reserve until such reserves reach 50% of the registered capital.  The management has an appropriation of $70,881 for this surplus reserve as of June 30, 2009 and December 31, 2008, which is 50% of the registered capital.

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

Loan guarantee and contingencies

On October 28, 2008, the Company acquired a short term loan (that cross guarantee by four other companies’ loans.) (Refer to Note 9). On March 23, 2009, one of 5 companies’ loans went into default and the Company received a notice from the bank for a penalty fee of $191,731. This amount is deducted from the restricted cash held at the bank subsequent to March 31, 2009. However, the Company reflected the contingency loss as other expenses for the quarter ended March 31, 2009. The cross guarantee is limited to the remaining $101,694 restricted cash held at the bank.

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

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

Note 19 - Segment Information

The segment information for revenue is as follows:

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2009	2008	2009	2008
China Mainland	$4,746,202	$2,567,270	$12,092,202	$5,684,234
North America	623,839	708,162	623,839	2,094,368
South America	389,899	50,000	539,876	1,089,654
Asia (other than China)	155,960	292,482	155,960	985,585
Europe	1,167,689	1,770,859	1,467,689	2,463,962
Total	$7,085,598	$5,388,781	$14,881,575	$12,319,811

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

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

Note 19 - Segment Information (continued)

The following financial information indicates the revenue, cost, gross profit, and gross margin for major product and service categories for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six months Ended
	June 30,		June 30,
Micro-PC Series:	2009	2008	2009	2008
Revenues	$1,007,984	$272,108	$1,391,289	$2,340,764
Cost of sales	768,014	228,463	1,028,358	1,803,130
Gross Profits	$239,970	$43,645	$362,931	$537,634
Gross margin	23.81%	16.04%	26.09%	22.97%

	Three Months Ended		Six months Ended
	June 30,		June 30,
MP3 Series:	2009	2008	2009	2008
Revenues	$-	$1,108,783	$-	$1,108,783
Cost of sales	-	888,249	-	829,129
Gross Profits	$-	$220,534	$-	$279,654
Gross margin	-	19.89%	-	25.22%

	Three Months Ended		Six months Ended
	June 30,		June 30,
MP4 Series:	2009	2008	2009	2008
Revenues	$-	$-	$-	$1,214,518
Cost of sales	-	-	-	913,008
Gross Profits	$-	$-	$-	$301,510
Gross margin	-	-	-	24.82%

	Three Months Ended		Six months Ended
	June 30,		June 30,
MP4 +GARE Series:	2009	2008	2009	2008
Revenues	$287,112	$471,721	$1,014,966	$1,742,237
Cost of sales	214,607	401,723	755,627	1,427,903
Gross Profits	$72,505	$69,998	$259,339	$314,334
Gross margin	25.25%	14.84%	25.55%	18.04%

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

Note 19 - Segment Information (continued)
	Three Months Ended		Six months Ended
	June 30,		June 30,
MP5+GARE Series:	2009	2008	2009	2008
Revenues	$858,060	$3,113,244	$6,210,644	$4,927,924
Cost of sales	613,600	2,295,613	4,748,360	3,851,992
Gross Profits	$244,460	$817,631	$1,462,284	$1,075,932
Gross margin	28.49%	26.26%	23.54%	21.83%

	Three Months Ended		Six months Ended
	June 30,		June 30,
Digital Frame Series:	2009	2008	2009	2008
Revenues	$-	$422,924	$-	$985,585
Cost of sales	-	343,144	-	795,845
Gross Profits	$-	$79,780	$-	$189,740
Gross margin	-	18.86%	-	19.25%

	Three Months Ended		Six months Ended
	June 30,		June 30,
MP6+GARE Series:	2009	2008	2009	2008
Revenues	$4,548,248	$-	$5,601,868	$-
Cost of sales	3,340,607	-	4,049,914	-
Gross Profits	$1,207,641	$-	$1,551,954	$-
Gross margin	26.55%	-	27.70%	-

	Three Months Ended		Six months Ended
	June 30,		June 30,
Mobile TV Series:	2009	2008	2009	2008
Revenues	$382,185	$-	$662,808	$-
Cost of sales	281,548	-	471,296	-
Gross Profits	$100,637	$-	$191,512	$-
Gross margin	26.33%	-	28.89%	-

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

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
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

Note 20 - Condensed Parent Company Financial Information (continued)

Yinlips Technology, Inc.
(Formerly SRKP 17, Inc.)

Condensed Parent Company Balance Sheets
(Dollars In Thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Investment in subsidiaries, at equity in net assets	$10,326	$9,526
Total Assets	10,326	9,526

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued liabilities and other payable	137	50
Total Current Liabilities	137	50

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 5,454,545 shares undesignated, 0 and 0 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively.	-	-
Preferred Stock Series A Convertible, $0.0001 par value, 4,545,455 shares authorized, 4,473,583 and 0 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively. Liquidation preference and redemption value of $4,920,945 at December 31, 2008. (Note 10)	1	1
Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,690,795 and 7,690,795 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively.	1	1
Additional paid-in capital	5,033	5,033
Accumulated other comprehensive income	694	692
Statutory surplus reserve fund	71	71
Retained earnings (unrestricted)	4,389	3,678
Total Stockholders' Equity	10,189	9,476
Total Liabilities and Stockholders' Equity	$10,326	$9,526

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

Note 20 - Condensed Parent Company Financial Information (continued)

Yinlips Technology, Inc.
(Formerly SRKP 17, Inc.)

Condensed Parent Company Statements of Operations
(Dollars In Thousands)

	For The Six Months Ended
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Merger cost		-
Bridge loans warrants interest expense
Other general and administrative	137	-
Total Expenses	137	-

Equity in undistributed income of subsidiaries	848	1,227
Income before income taxes	711	1,227

Provision for income tax	-	-
Net income	$711	$1,227

Yinlips Technology, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts and disclosures at and for the three and six months ended June 30, 2009 and 2008)

Note 20 - Condensed Parent Company Financial Information (continued)

Yinlips Technology, Inc.
(Formerly SRKP 17, Inc.)

Condensed Parent Company Statements of Cash Flows
(Dollars In Thousands)

	For The Six Months Ended
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income	$711	$1,227
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Increase in accrued liabilities and other payable	87	-
Equity in undistributed income of subsidiaries	(848)	(1,227)
Net Cash Provided (Used) by Operating Activities	(50)	-

Cash Flows from Investing Activities
Capital contribution to subsidiaries	50	-
Net Cash Provided (Used) by Investing Activities	50	-

Net Increase in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, end of period	-	-

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the financial condition and results of operations of Yinlips Technology, Inc. (the “Company” or “Yinlips US”) and its wholly-owned subsidiary Podium Technology Limited, a company organized under the laws of the British Virgin Islands (“Podium”), and its wholly-owned subsidiary Yinlips Digital Technology (Shenzhen) Co., Ltd., a company organized under the laws of the People’s Republic of China (“Shenzhen Yinlips”). Although Shenzhen Yinlips is a subsidiary of Yinlips US, the acquisition of Podium and its subsidiary Shenzhen Yinlips by Yinlips US, which was consummated on October 17, 2008, has been treated as a reverse merger of Shenzhen Yinlips. This means that Shenzhen Yinlips is the continuing entity for financial reporting purposes. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes included in this report.

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

A small number of customers account for a very significant percentage of our revenue. For the six months ended June 30, 2009, we had six customers that each accounted for at least 5% of the revenues that we generated. These six customers accounted for a total of approximately 39% of our revenue for that period. During the six months ended June 30, 2008, we had ten customers that generated revenues of at least 5% of our revenues. These ten customers accounted for a total of approximately 73% of our revenue for that period. Unless we replace a customer, the loss of any of these customers could have a material adverse effect upon our revenue and net income. We have long term supply contracts with stable supply source. This practice reduces our risk on shortage of raw material supply. But any future purchase price fluctuations will affect our production costs and gross margin

Recent Events

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved--the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140," amending the guidance on transfers of financial assets to, among other things, eliminate the qualifying special purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations or financial condition.

Recently Adopted Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairment for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely then not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for the Company beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on the Company’s consolidated financial statements. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments,” Additionally, FSP 107-1/APB 28-1 requires disclosures of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for the Company beginning in the second quarter of fiscal year 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In the first quarter of 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expenses. In addition, acquired in-process research and development is capitalized as an intangibles asset and amortized over its estimated useful life. SFAS No. 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009.

In the first quarter of 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case); that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. SFAS No. 160 was effective beginning January 1, 2009. As a result, upon adoption, the Company retroactively reclassified the “Minority interest in subsidiaries” balance previously included in the “Other liabilities” section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption also impacted certain captions previously used on the consolidated statement of income, largely identifying net income including NCI and net income attributable to the Company.  The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial position or results of operations.

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of EITF 07-5 was not material to the Company's financial statements or results of operations.

Results of Operations

Three Months Ended June 30, 2009 and 2008

Revenue Mix for the Three Months Ended June 30, 2009 and 2008

	Revenues	Micro-PC	MP3 & MP4	MP4+	MP5+	Digital Frame	MP6+	Mobile TV
	Total	Series	Series	Series	Series	Series	Series	Series
2009	$7,083,589	$1,007,984	$-	$287,112	$858,060	$-	$4,548,248	$382,185
2008	$5,388,781	$272,108	$1,108,783	$471,721	$3,113,244	$422,925	$-	$-
% of Change	31.45%	270.44%	n/a	-39.14%	-72.44%	n/a	n/a	n/a

Revenues, which consist of sales of our products, were $ 7,083,589 for the three months ended June 30, 2009, an increase of $1,694,808, or 31.45%, compared to $5,388,781 for the same period in 2008. The increase in revenue was attributed mainly to our new products, MP6+ series and Mobile TV series, and the increased sales of Micro-PC.

Cost of Sales for the Three Months Ended June 30, 2009 and 2008

	Cost	Micro-PC	MP3 & MP4	MP4+	MP5+	Digital Frame	MP6+	Mobile TV
	Total	Series	Series	Series	Series	Series	Series	Series
2009	$5,218,376	$768,014	$-	$214,607	$613,600	$-	$3,340,607	$281,548
2008	$4,157,192	$228,463	$888,249	$401,723	$2,295,613	$343,144	$-	$-
% of Change	25.53%	236.17%	n/a	-46.58%	-73.27%	n/a	n/a	n/a

Cost of sales, which include raw material, labor and manufacturing overhead, were $5,218,376 for the three months ended June 30, 2009, an increase of $1,061,184, or 25.53%, compared to $4,157,192 for the same period in 2008.  This increase in cost of sales was in line with the increase of our sales.

Gross Profit Rate for the Three Months Ended June 30, 2009 and 2008

	Total	Micro-PC	MP3 & MP4	MP4+	MP5+	Digital Frame	MP6+	Mobile TV
	Products	Series	Series	Series	Series	Series	Series	Series
2009	26.33%	23.81%	0.00%	25.25%	28.49%	0.00%	26.55%	26.33%
2008	22.85%	16.04%	30.55%	14.84%	26.26%	18.86%	0.00%	0.00%
% of Change	15.23%	48.44%	n/a	70.15%	8.49%	n/a	n/a	n/a

Gross profit for the three months ended June 30, 2009 was $1,865,213, or 26.33% of revenues, compared to $1,231,589, or 22.85% of revenues, for the comparable period in 2008. Gross profit rate improved by 3.48 percentage points, or increased by 15.23%. Management considers gross profit to be a key performance indicator in managing our business. The increase in our gross profit margin for the three months ended June 30, 2009 is attributable to the new products sales, such as MP6+ series and Mobile TV series, which have higher gross margin than that of our other products.

Operating Expenses for the Three Months Ended June 30, 2009 and 2008

		For the Three Months Ended
	% of	June 30,
	Change	2009	2008
Operating Expenses:
Selling expenses	53.75%	$176,361	$114,707
Other general and administrative expenses	21.24%	242,126	199,702
Research and development expenses	342.76%	1,051,446	237,475
Depreciation expense	-43.21%	10,771	18,967
Total Operating Expenses	159.39%	$1,480,704	$570,851

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $176,361 for the three months ended June 30, 2009, an increase of 61,654, or 53.75%, compared to $114,707 for the same period in 2008. The increase in selling expenses was resulted from increased advertisement expense and sales commission during the second quarter of 2009.

Research and development expenses, which were $1,051,446 for the three months ended June 30, 2009, an increase of $813,971, or 343%, compared to $237,475 for the same period in 2008. The increase was due to the development of new products.  We expect research and development expenses to increase as a result of increasing efforts to develop more sophisticated technology products.

Other general and administrative expenses, which include wage, benefit, bad debts, utility, consulting, professional fees, various taxes and levies and other expenses, were $242,126 for the three months ended June 30, 2009, an increase of $42,424, or 21.24%, compared to $ 199,702 for the same period in 2008.  The increase was caused by increase in professional service fees and wages. We expect our professional service fee is to increase continually in the next year as a result of being a publicly reporting company in the United States.

Other Income (Expenses) for the Three Months Ended June 30, 2009 and 2008

	For the Three Months Ended
	June 30,
	2009	2008
Other Income (Expenses)
Interest income (expense), net	$(15,781)	$707
Miscellaneous other income (expenses), net	5,942	8
Total Other Income (Expenses)	$(9,839)	$715

Total other expenses was $9,839 for the three months ended June 30, 2009, an increase of $10,554, compared to net other income of  $715 for the three months ended June 30, 2008.

Provision for Income tax was $50,390 for the three months ended by June 30, 2009, a decrease of $70,881, as compared to $121,271 for the three months ended June 30, 2008. The change of provision for income tax was attributable to the accrual adjustment. Shenzhen Yinlips is registered in the PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing in 2001. Our effective income tax rates for the three months ended June 30, 2009 and 2008 were 20% and 18%, respectively. On June 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law (“EIT Law”), under which foreign invested enterprises and domestic companies will be subject to an enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before June 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

We had net income of $324,280 for the three months ended June 30, 2009, a decrease of $215,902, compared to net income of $540,182 for the same period in 2008. The decrease was primary attributable to the increase of research and development expenses and a bank penalty paid in the second quarter of 2009.

Six Months Ended June 30, 2009 and 2008

Revenue Mix for the Six Months Ended June 30, 2009 and 2008

	Revenues	Micro-PC	MP3 & MP4	MP4+	MP5+	Digital Frame	MP6+	Mobile TV
	Total	Series	Series	Series	Series	Series	Series	Series
2009	$14,881,575	$1,391,289	$-	$1,014,966	$6,210,644	$-	$5,601,868	$662,808
2008	$12,319,811	$2,340,764	$2,323,301	$1,742,237	$4,927,924	$985,585	$-	$-
% of Change	20.79%	-40.56%	n/a	-41.74%	26.03%	n/a	n/a	n/a

Revenues, which consist of sales of our products, were $ 14,881,575 for the six months ended June 30, 2009, an increase of $2,561,764, or 21%, compared to $$12,319,811 for the same period in 2008. The increase in revenue was attributed mainly to our new products, MP6+ series and Mobile TV series, and the increased sales of our MP5+ products.

Cost of Sales for the Six Months Ended June 30, 2009 and 2008

	Cost	Micro-PC	MP3 & MP4	MP4+	MP5+	Digital Frame	MP6+	Mobile TV
	Total	Series	Series	Series	Series	Series	Series	Series
2009	$11,053,555	$1,028,358	$-	$755,627	$4,748,360	$-	$4,049,914	$471,296
2008	$9,621,007	$1,803,130	$1,742,137	$1,427,903	$3,851,992	$795,845	$-	$-
% of Change	14.89%	-42.97%	n/a	-47.08%	23.27%	n/a	n/a	n/a

Cost of sales, which include raw material, labor and manufacturing overhead, were $11,053,555 for the six months ended June 30, 2009, an increase of $1,432,548, or 15%, compared to $9,621,007 for the same period in 2008.  This increase in cost of sales was in line with the increase of our sales.

Gross Profit Rate for the Six Months Ended June 30, 2009 and 2008

	Total	Micro-PC	MP3 & MP4	MP4+	MP5+	Digital Frame	MP6+	Mobile TV
	Products	Series	Series	Series	Series	Series	Series	Series
2009	25.72%	26.09%	0.00%	25.55%	23.54%	0.00%	27.70%	28.89%
2008	21.91%	22.97%	25.22%	18.04%	21.83%	19.25%	0.00%	0.00%
% of Change	17.39%	13.58%	n/a	41.63%	7.83%	n/a	n/a	n/a

Gross profit for the six months ended June 30, 2009 was $3,828,020, or 25.72% of revenues, compared to $2,698,804, or 21.91% of revenues, for the comparable period in 2008. Gross profit rate improved by 3.81 percentage points, or increased by 17.39%. Management considers gross profit to be a key performance indicator in managing our business. The increase in our gross profit margin for the six months ended June 30, 2009 is contributable to the new products sales, such as MP6+ series and Mobile TV series, which have higher gross margin than that of our other older products.

Operating Expenses for the Six Months Ended June 30, 2009 and 2008

		For the Six Months Ended
	% of	June 30,
	Change	2009	2008
Operating Expenses:
Selling expenses	1.02%	$329,144	$325,819
Other general and administrative expenses	87.50%	599,600	319,786
Research and development expenses	261.79%	1,701,476	470,297
Depreciation expense	-28.17%	26,889	37,435
Total Operating Expenses	130.38%	$2,657,109	$1,153,337

Selling expenses, which mainly include marketing, shipping, insurance, wage and other expenses, were $329,144 for the six months ended June 30, 2009,  a increase of 3,325, or 1%, compared to $325,819 for the same period in 2008.

Research and development expenses, which were $1,701,476 for the six months ended June 30, 2009, an increase of $1,231,179, or 262%, compared to $470,297 for the same period in 2008. The increase was due to the development of new products.  We expect research and development expenses to increase as a result of increasing efforts to develop more sophisticated technology products.

Other general and administrative expenses, which include wage, benefit, bad debts, utility, consulting, professional fees, various taxes and levies and other expenses, were $599,600 for the six months ended June 30, 2009, an increase of $279,814 , or 88%, compared to $ 319,786  for the same period in 2008.  The increase was caused by increase in professional service fees and wages. We expect our professional service fee is to increase continually in the next year as a result of being a publicly reporting company in the United States.

Other Income (Expenses) for the Six Months Ended June 30, 2009 and 2008

	For the Six Months Ended
	June 30,
	2009	2008
Other Income (Expenses)
Interest income (expense), net	$(45,050)	$725
Penalty on renovation contract	-	(42,552)
Miscellaneous other income (expenses), net	(171,329)	36
Total Other Income (Expenses)	$(216,379)	$(41,791)

Total other expenses was $216,379 for the six months ended June 30, 2009, a increase of  $174,588, compared to $41,791 for the six months ended June 30, 2008. The increase in other expenses was attributable to a $191,731 finance charge paid to the bank (see Note 8 and 16 to consolidated financial statements). It was offset by $41,607 in rental income received for the six months ended June 30, 2009.

Provision for income tax was $243,677 for the six months ended by June 30, 2009, decreased by $32,948, as compared to $276,625 for the six months ended June 30, 2008. The change of provision for income tax was attributable to the accrual adjustment. Shenzhen Yinlips is registered in the PRC and has had tax advantages granted by local government for corporate income taxes and sales taxes commencing in 2001. Our effective income tax rates for the six months ended June 30, 2009 and 2008 were 20% and 18%, respectively. On June 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law (“EIT Law”), under which foreign invested enterprises and domestic companies will be subject to an enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before June 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012. We believe that our profitability will be negatively affected in the near future as a result of the new EIT Law.

We had net income of $710,855 for the six months ended June 30, 2009,  a decrease of $516,196, compared to net income of $1,227,051 for the same period in 2008. The decrease was primary attributable to the increase of research and development expenses.

Liquidity and Capital Resources

We had working capital of $7,445,359 and $6,788,201 as of June 30, 2009 and December 31, 2008, respectively.  The increase of working capital was the result of increased revenues.

Our accounts receivable has been an increasingly significant portion of our current assets, representing $7,135,675 and $4,692,956, or 74% and 49%, of current assets, as of June 30, 2009 and December 31, 2008, respectively. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

Percentage of aged accounts receivable

	Total	Current	31-90	91-120	121-360	Over 361
June 30, 2009	100.00%	42.00%	51.00%	6.00%	1.00%	0.00%
December 31, 2008	100.00%	60.00%	30.00%	8.00%	2.00%	0.00%
December 31, 2007	100.00%	90.00%	10.00%	0.00%	0.00%	0.00%

As of June 30, 2009, there was seven customers’ receivables, totaled $387,187, over 90 days and one customer’s receivable, totaled $92,127 over 121 days but less than 365 days, compared to six customers’ receivable, totaled $358,872, over 90 days and one customer’s receivable, $80,093 over 121 days but less than 365 days as of December 31, 2008. The prolonged aged accounts receivable was resulted from  increased sales in the Chinese domestic market. We typically offer major of our customers 30 to 90 days credit terms for payment. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We have not experienced any significant amount of bad debt since the inception of our operation.

As of June 30, 2009, inventories amounted to $2,270,638, compared to $2,910,703 at December 31, 2008. Our production lead time is approximately three weeks, from the inspection of incoming materials, to production, testing and packaging. We need to keep a large supply of raw materials and work in process and finished goods inventory on hand to ensure timely delivery of our products to our customers. We keep certain reserve amounts of raw materials in our inventories and engage in long-term agreements with certain suppliers to assure minimum additional expense from any condition of rising prices and shortages of raw materials used to manufacture our products.

As of June 30, 2009, accounts receivable amounted to $7,135,675, compared to $4,692,956 as of December 31, 2008. Accounts receivable increased with the increase of our sales volume accordingly.

As of June 30, 2009, accounts payable and accrued liabilities amounted to $677,673, compared to $952,488 as of December 31, 2008.  The decrease in accounts payable and accrued liabilities compared to end of last year was due to the decrease in payables to our suppliers.

As of June 30, 2009, various taxes payable amounted to $262,286, compared to $187,381 as of December 31, 2008. The increase in various taxes payable was due to the increase in VAT payable.

As of June 30, 2009, wages payable amounted to $502,761, compared to $506,450 as of December 31, 2008.

As of June 30, 2009, corporate taxes payable amounted to $ 55,658, compared to $31,877 as of December 31, 2008. The increase in corporate taxes payable was due to the increased revenues.

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

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, and job injuries insurance, and maternity insurance, in accordance with relevant regulations. Total company contributions to the funds are approximately $5,000 and $3,700, for the six months ended June 30, 2009 and 2008, respectively. We expect that the amount of our contribution to the government’s social insurance funds will increase in the future as we expand our workforce and operations and commence contributions to an employee housing fund.

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

Net cash provided by operating activities was $1,254,934 for the six months ended June 30, 2009, compared to net cash used in operations of $819,122 for the six months ended June 31, 2008. The increase of $2,074,056 was due to the decrease in advances, inventory and plant deposit during the six months ended June 30, 2009.

Net cash used in investing activities amounted to approximately $1,165,242 for the six months ended June 30, 2009, compared to net cash used in investing activities of $823 for the same period of 2008. The change was due to the increase of expenditures on leasehold improvement.

Net cash used in financing activities amounted to $154,726 for the six months ended June 30, 2009, compared to $572,793 net cash provided by financing activities for the same period of 2008. During the six months ended June 30, 2009, the Company repaid $220,665 short term loan payables, compared to a proceeds of $600,485 from short term loan for the same period in 2008.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of June 30, 2009.  Factors which led our management to conclude that our disclosure controls and procedures were not effective include, but are not limited to:

•	the late filing of our Annual Report on Form 10-K for the year ended December 31, 2008;

•	the late filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009; and

•	the late filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

We are highly dependent upon sales of our products to certain of our customers, including Shenzhen Yuanjinda Import & Export Co., Ltd., Beijing Jin Suo Neng Technology, Co., Ltd, Shanghai Siwan Electronics Technology Co. Ltd., Shenzhen Prance Electronics Technology Co. Ltd., Shenzhen Baoheng Digital Technology Co., Ltd., and Shenzhen Chuang Rong Fa Digital Technology Co., Ltd. During the six month ended June 30, 2009, they accounted for approximately 8%, 7%, 6%, 6%, 6% and 5% of our net revenue, respectively.  No other customer accounted for greater than 5% of our net revenues for the periods. All purchases of our products by customers are made through purchase orders and we do not have long-term contracts with any of our customers. The loss of the above customers, or any of our other customers to which we sell a significant amount of our products or any significant portion of orders from the above customers, or such other customers or any material adverse change in the financial condition of such customers could negatively affect our revenues and decrease our earnings.

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

We generally do not have any long-term or exclusive purchase commitments with any of our suppliers. Shenzhen Huashike Industrial Co., Ltd, Shenzhen Huaxinhang Indusrial Co.,Ltd. and Shenzhen Ioce Electronics Co., Ltd. are our largest suppliers of components for our products, each of which accounted for more than 10% of our purchases of components for our products for the six months ended June 30, 2009. Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain our components and raw materials used in our products in a timely manner. If we are unable to obtain ample supply of products from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers’ orders which could materially and adversely affect our revenues and our relationship with our customers.

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

Under the tax laws of the PRC, Shenzhen Yinlips has had tax advantages granted by local government for corporate income taxes and sales taxes commencing April 6, 2004. As a manufacturing enterprise established in Shenzhen, PRC, the Company was entitled to a preferential Enterprise Income Tax (”EIT”) rate.   On June 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. During the transition period for enterprises established before June 16, the tax rate will be gradually increased starting in 2008 and be equal to the new tax rate in 2012.  Since 2008, the local government has increased the EIT rate from 15% to 18%.  The expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability.

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

Our common stock is not currently listed or quoted for trading on any national securities exchange or national quotation system. We applied for the listing of our common stock on the NYSE Amex on June 16, 2009. There is no guarantee that the NYSE Amex, or any other exchange or quotation system, will permit our shares to be listed and traded. If we fail to obtain a listing on the NYSE Amex, we may seek quotation on the OTC Bulletin Board. The NASD has enacted changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Global Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Global Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

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

Based on the evaluation done by our management at June 30, 2009, our disclosure controls were deemed ineffective, in that we could not assure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and communicated to our management, so as to allow timely decisions regarding required disclosures. Factors which led our management to conclude that our disclosure controls and procedures were not effective include, but are not limited to, the late filing of our Annual Report on Form 10-K for the year ended December 31, 2008, the late filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and the late filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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